Form 10-Q
period 2000-10-28
LOEHMANNS HOLDINGS INC
filed 2000-12-12
CIK 843081

Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarter Ended October 28, 2000

                         Commission File Number 0-28410

                            LOEHMANN'S HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                      13-4129380
    -----------------------------                        ----------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

           2500 Halsey Street
            Bronx, New York                                        10461
    -----------------------------                        ----------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code           (718) 409-2000
                                                          ---------------------

         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   [X]   Yes                No

         Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                   [X]   Yes                No

Common Stock, par value $0.01 per share: 3,333,333 shares are outstanding as of December 12, 2000.

                            Loehmann's Holdings, Inc.

                                    Contents

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets--October 28, 2000 and January 29, 2000...................................    3

Consolidated Statements of Operations--Period from October 10, 2000 to
   October 28, 2000; Period from January 30, 2000 to October 9, 2000; Period from July 30,
   2000 to October 9, 2000; Thirteen and Thirty-Nine Weeks ended October 30, 1999....................    4

Consolidated Statements of Cash Flows--Period from October 10, 2000 to October 28,
   2000; Period from January 30, 2000 to October 9, 2000; Thirty-Nine Weeks ended October 30, 1999...    5

Notes to Financial Statements........................................................................    6

Item 2. Management's Discussion and Analysis of Results of Operations
          and Financial Condition....................................................................   12

PART II--OTHER INFORMATION

Item 1. Legal Proceedings............................................................................   15

Item 2. Changes In Securities........................................................................   15

Item 5. Other Information............................................................................   16

Item 6. Exhibits and Reports on Form 8-K.............................................................   16

Signature............................................................................................   18

                            Loehmann's Holdings, Inc.

                           Consolidated Balance Sheets

                                                                                    SUCCESSOR            PREDECESSOR
                                                                                     COMPANY               COMPANY
                                                                                 -----------------    ------------------
(in thousands)                                                                      OCTOBER 28,          JANUARY 29,
                                                                                       2000                 2000
                                                                                 -----------------    ------------------
                                                                                     Unaudited
ASSETS
Current assets:
   Cash and cash equivalents                                                     $        2,772       $       1,229
   Accounts receivable and other assets                                                   3,988               3,388
   Merchandise inventory                                                                 51,648              46,674
                                                                                 -----------------    ------------------
Total current assets                                                                     58,408              51,291

Property, equipment and leaseholds, net                                                  47,735              56,019
Deferred financing fees and other assets, net                                             1,766               1,021
Reorganization value in excess of identifiable assets                                    19,668                   -
Purchase price in excess of net assets acquired, net                                          -              36,923
                                                                                 -----------------    ------------------
Total assets                                                                     $      127,577       $     145,254
                                                                                 =================    ==================

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                              $      12,053        $       6,530
   Accrued expenses                                                                     22,335               12,552
   DIP credit agreement                                                                      -                9,120
   Revolving line of credit                                                             11,867                    -
   Current portion of long-term debt                                                         -                  391
                                                                                 -----------------    ------------------
Total current liabilities                                                                46,255              28,593

11% Senior notes due 2005                                                                25,000                   -

Liabilities subject to compromise                                                             -             141,733

Other noncurrent liabilities                                                              4,180               3,776

Stockholders' equity (deficit):
   Common stock - old                                                                         -                 232
   Common stock - new                                                                       33                    -

   Additional paid-in capital                                                           49,967               81,760

   Retained earnings (accumulated deficit)                                               2,142             (110,840)
                                                                                 -----------------    ------------------
Total stockholders' equity (deficit)                                                    52,142              (28,848)
                                                                                 -----------------    ------------------
Total liabilities and stockholders' equity                                       $     127,577         $    145,254
                                                                                 =================    ==================

The accompanying notes are an integral part of these financial statements.

                            Loehmann's Holdings, Inc.

                Consolidated Statements of Operations (Unaudited)

                                                     SUCCESSOR                           Predecessor Company
                                                      COMPANY
                                                  -----------------   -----------------------------------------------------------
                                                    PERIOD FROM        PERIOD FROM     Thirteen     PERIOD FROM    Thirty Nine
                                                    OCTOBER 10,        JULY 30,       Weeks Ended    JANUARY 30,   Weeks Ended
                                                      2000 TO            2000 TO      October 30,     2000 TO      October 30,
                                                     OCTOBER 28,      OCTOBER 9,         1999        OCTOBER 9,      1999
(in thousands)                                         2000               2000                         2000
                                                  -----------------   -------------- --------------------------------------------
Net sales                                           $      19,805      $   70,928      $   93,962   $ 238,534     $  292,141
Cost of sales                                              12,005          44,493          60,511     156,173        200,953
                                                  -----------------   -----------------------------------------------------------
Gross profit                                                7,000          26,435          33,451      82,361         91,188

Selling, general and administrative expenses                4,971          19,454          26,956      69,424        88,107
Depreciation and amortization                                 461           1,830           2,736       7,078         9,102
                                                  -----------------   -----------------------------------------------------------
Operating income (loss)                                     2,368           5,151           3,759       5,859        (6,021)

Interest expense (net)                                        225             251             525         918         5,363
                                                  -----------------   -----------------------------------------------------------
Income (loss) before reorganization items,
   fresh start adjustments, income taxes and
   extraordinary item                                      2,143            4,900           3,234       4,941       (11,384)
Reorganization items                                           -          (10,084)          2,833     (20,626)      (18,231)
Fresh start adjustments                                        -          (21,382)              -     (21,382)            -
                                                  -----------------   -----------------------------------------------------------
Income (loss) before income taxes and
   extraordinary item                                      2,142          (26,566)           6,067    (37,067)      (29,615)
Provision for income taxes                                     1               17              14         128            80
                                                  -----------------   -----------------------------------------------------------
Net income (loss) before extraordinary item               2,142           (26,583)          6,053     (37,195)      (29,695)
Extraordinary item - gain on discharge of
   debt                                                       -            66,050               -      66,050             -
                                                  -------------------------------------------------------------------------------
Net income (loss) applicable to common
   stock                                            $        2,142     $   39,467    $      6,053  $   28,855    $  (29,695)
                                                  =================   ===========================================================
Earnings per share
   Basic and diluted:
      Net income                                    $        0.64
                                                  ================
Weighted average number of common
   shares outstanding                                       3,333
                                                  ================


Per share and share information - see Note 4.

The accompanying notes are an integral part of these financial statements.

                            Loehmann's Holdings, Inc.

                Consolidated Statements of Cash Flows (Unaudited)

                                                                  SUCCESSOR COMPANY                 Predecessor Company
                                                                ----------------------    ---------------------------------------
(in thousands)                                                       PERIOD FROM              PERIOD FROM           Thirty Nine
                                                                      OCTOBER 10,               JANUARY 30,             Weeks
                                                                        2000 TO                  2000 TO               ended
                                                                      OCTOBER 28,               OCTOBER 9,           October 30,
                                                                         2000                      2000                 2000
                                                                ----------------------    ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                               $             2,142       $         28,855   $         (29,695)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                              461                  7,078               9,101
     Reorganization items                                                                            8,446              10,368
     Gain on discharge of debt                                                                     (66,050)                  -
     Fresh start adjustments                                                                        21,382                   -
     Changes in current assets and liabilities:
       Accounts receivable and other assets                                   1,023                 (1,832)             (1,800)
       Merchandise inventory                                                  3,322                 (9,778)              5,992
       Accounts payable                                                      (4,761)                10,229              17,880
       Accrued expenses                                                       1,710                  1,560              14,303
                                                                -------------------       ----------------     ---------------
     Net changes in current assets and liabilities                            1,294                    179              36,375
     Net change in other noncurrent assets and liabilities                       13                   (111)               (487)
                                                                -------------------       ----------------     ---------------
Total adjustments, net                                                        1,768                (29,076)             55,357
                                                                -------------------       ----------------     ---------------
Net cash provided by (used in) operating activities                           3,910                   (221)             25,662
                                                                -------------------       ----------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                           (294)                (2,956)             (3,140)
                                                                -------------------       ----------------     ---------------
Net cash used in investing activities                                          (294)                (2,956)             (3,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) borrowings under new credit facility                            (3,878)                15,745                   -
Repayment of DIP facility                                                         -                 (9,120)            (19,148)
Repayments of revenue bonds and notes                                             -                      -              (2,212)
Other financing activities, net                                                   -                 (1,643)               (130)
                                                               ----------------------    ---------------------------------------
Net cash (used in) provided by financing activities                          (3,878)                 4,982             (21,490)

Net (decrease) increase in cash and cash equivalents                           (262)                 1,805               1,032
Cash and cash equivalents at beginning of period                              3,034                  1,229               1,325
                                                                -------------------       ----------------     ---------------
Cash and cash equivalents at end of period                      $             2,772        $         3,034   $           2,357
                                                                ===================       ================     ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash interest paid during period                                $                87      $             975   $           2,089
                                                                ======================    =======================================

The accompanying notes are an integral part of these financial statements.

                            Loehmann's Holdings, Inc.

                          Notes To Financial Statements

1.       BASIS OF PRESENTATION

On May 18, 1999 (the "Petition Date") Loehmann's, Inc. filed a petition for relief under chapter 11 of the Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

On July 28, 2000 Loehmann's, Inc. filed a Second Amended Plan of Reorganization (the "Second POR") with the Bankruptcy Court. The Second POR was subsequently accepted by the required percentages of those creditors entitled to vote on the plan. A plan confirmation hearing was held on September 6, 2000 and the Second POR, as further modified on that date (the "Amended POR"), was confirmed by the Bankruptcy Court. On October 10, 2000, Loehmann's Operating Co., a new operating subsidiary of Loehmann's, Inc., entered into a secured credit facility with Bankers Trust Company (the "New Credit Facility"). Concurrently, Loehmann's Holdings, Inc. ("Loehmann's Holdings" or the "Company"), a newly formed holding company, entered into an indenture (the "Senior Notes Indenture") for 11% Senior Notes due 2005 (the "New Senior Notes"). As a result of both of these agreements being finalized, all conditions precedent to the effectiveness of the Amended POR were met and the Amended POR become effective on October 10, 2000 (the "Effective Date"), thereby allowing the Company to formally emerge from bankruptcy. From the Petition Date until the Effective Date, Loehmann's, Inc. operated as a debtor-in-possession under the Bankruptcy Code.

Under the Amended POR, a holding company, Loehmann's Holdings, Inc., was formed which owns 100% of Loehmann's, Inc. Loehmann's Holdings distributed 3,333,333 shares of common stock, par value $0.01 per share (the "New Common Stock"), and $25,000,000 of its New Senior Notes to the general unsecured creditors of Loehmann's, Inc. Distributions to the general unsecured creditors of Loehmann's, Inc. were made in New Common Stock or in a combination of New Common Stock and New Senior Notes depending on the elections made by the holders of general unsecured claims. The Amended POR provided that no stockholders and option holders of Loehmann's, Inc. common stock would receive any distribution on account of their shares of common stock or options to purchase common stock.

In addition to the formation of Loehmann's Holdings, two new wholly-owed subsidiaries of Loehmann's, Inc. were formed and all of the Company's assets were transferred to these subsidiaries, Loehmann's Operating Co. and Loehmann's Real Estate Holdings, Inc.

During its chapter 11 proceeding, Loehmann's, Inc. operated its business as a debtor-in-possession and had a $75 million debtor-in-possession financing facility, which was subsequently reduced to $60 million (the "DIP Facility"). Loehmann's Operating Co. entered into the New Credit Facility, which was used to, among other things, pay off the DIP Facility. The Company believes that the New Credit Facility will allow it to meet its merchandise inventory and normal operating expense needs, as well as its capital expenditure requirements, for the remainder of the fiscal year.

The Financial Statements presented herein are unaudited and have been prepared by the Company according to the rules and regulations of the Securities and Exchange Commission and according to the principles of fresh start accounting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"). As a result of the application of fresh start accounting, the Company was required to report its financial results for the thirteen and thirty-nine weeks ended October 28, 2000 in two separate periods in this Form 10-Q. Moreover, as a result of the application of fresh start accounting, the successor Company's financial statements (hereinafter defined) are not comparable to the Company's financial statements for prior periods.

The following table describes the periods presented in the financial statements and related notes thereto:

Period                                               Referred to as
------                                               --------------

Results for the Successor
   Company From October 10,
   2000 to October 28, 2000            "Successor Company 2000 19-Day Period"

Results for the Predecessor
   Company From July 30, 2000
   to October 9, 2000                  "Predecessor Company 2000 72-Day Period"

Results for the Predecessor
   Company Thirteen Weeks
   Ended October 30, 1999              "1999 Third Quarter"

Results for the Predecessor
   Company From January 30, 2000
   to October 9, 2000                  "Predecessor Company 2000 254-Day Period"

Results for the Predecessor
   Company Thirty-Nine Weeks
   Ended October 30, 1999              "1999 Nine-Month Period"

The following table describes the periods presented in the Management's Discussion and Analysis of Financial Condition and Results of Operations:

Combined Successor Company
   2000 19-Day Period and
   Predecessor Company 2000
   72-Day Period (Results for
   the Thirteen Weeks Ended
   October 28, 2000)                        "2000 Third Quarter"

Combined Successor Company
   2000 19-Day Period and
   Predecessor Company 2000
   254-Day Period (Results
   for the Thirty-Nine Weeks
   Ended October 28, 2000)                  "2000 Nine-Month Period"

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information have been made. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000. Certain information normally included in financial statements and related notes prepared in accordance with generally accepted accounting principles has been condensed or omitted.

2.       REORGANIZATION ITEMS AND FRESH START ADJUSTMENTS

In accounting for the effects of the reorganization, the Company has implemented SOP 90-7. SOP 90-7 is applicable because pre-reorganization shareholders will receive none of the Company's New Common Stock and the reorganization value of the assets of the successor company is less than the total pre-petition liabilities allowed plus post-petition liabilities.

As set forth in the Loehmann's, Inc. disclosure statement, the Company's reorganization value has been established at $75 million. Two methodologies were used to derive the reorganization value, (i) a comparison of the Company and its projected performance to how the market values comparable companies, and (ii) a calculation of the present value of the free cash flows under the Company's financial projections, including an assumption of a terminal value.

In allocating the reorganization value, the Company's assets were recorded at their assumed fair value with the excess of the reorganization value over the value of identifiable assets reported as reorganization value in excess of identifiable assets, which will be amortized over 25 years. In applying SOP 90-7, the Company wrote off $36.2 million of purchase price in excess of identifiable assets relating to a leveraged buyout transaction in 1988.

As part of fresh start accounting, the Company has provided for a sales return accrual of $1.0 million at October 10, 2000 in accordance with the adoption of SEC Staff Accounting No. 101, Revenue Recognition in Financial Statements ("SAB 101"). The Company has also changed its method of capitalizing inventory preparation costs and as a result wrote-off $1.0 million of inventory preparation costs.

The net effect of all fresh start adjustments resulted in a charge of $21.4 million, which is reflected in the statement of operations for the Predecessor Company 2000 254-Day Period and Predecessor Company 2000 72-Day Period.

The effect of the Amended POR and the application of fresh start accounting on the Company's October 10, 2000 preconfirmation balance sheet is as follows:

                                                                                    Confirmation of Plan
                                                                         -------------------------------------------
(in thousands)                                     Pre-Fresh Start           Debt               Fresh Start             Successor
                                                    Balance Sheet          Discharge                                  Balance Sheet
                                                     October 10,                                                       October 10,
                                                       2000                                                                 2000
                                                  ------------------     --------------        --------------      -----------------
ASSETS
Current assets:
   Cash and cash equivalents                      $          3,034                                                   $        3,034
   Accounts receivable and other assets                      5,220                                    (209)(e)                5,011
   Merchandise inventory                                    56,452                                  (1,482)(f)               54,970
                                                  ------------------                                               -----------------
Total current assets                                        64,706                                                           63,015

Property, equipment and equipment, net                      48,332                                    (500)(g)               47,832
Deferred debt issuance costs and other
   assets, net                                               3,280            (1,541)(a)                                      1,739
Purchase price in excess of net assets
   acquired, net                                            36,173                                 (36,173)(h)                    -
Reorganization value in excess of
   identifiable assets                                           -                                  19,722 (i)               19,722
                                                  ------------------     --------------        --------------      -----------------
Total assets                                      $        152,491         $  (1,541)            $ (18,642)            $    132,308
                                                  ==================     ==============        ==============      =================

LIABILITIES AND COMMON STOCKHOLDERS'
(DEFICIT) EQUITY
Current liabilities:
   Accounts payable                               $         16,814                                                    $      16,814
   Accrued expenses                                         13,527             4,360 (b)             2,740 (j)               20,627
   Revolving line of credit                                 15,745                                                           15,745
                                                  ------------------                                                 ---------------
Total current liabilities                                   46,086                                                           53,186

11% Senior Notes due 2005                                        -            25,000 (c)                                     25,000

Liabilities subject to compromise                          145,411          (145,411)(d)                                          -

Other noncurrent liabilities                                 4,122                                                            4,122

Stockholders' equity (deficit)                             (43,128)          114,510               (21,382)                  50,000
                                                  ------------------     --------------        --------------        ---------------
Total liabilities and stockholders' equity        $        152,491         $  (1,541)           $  (18,642)            $    132,308
                                                  ==================     ==============        ==============        ===============

------------------------------------------------------------------------------
(a)      Write-off of deferred financing fees on old 11 7/8% senior notes

(b) Reclass portion of liabilities subject to compromise to be paid in cash. Includes lease cure payments of $966,000, convenience claims of $137,000 and reclamation claims of $3,257,000
(c)      Issuance of new 11% Senior notes due 2005
(d)      Discharge of debt
(e)      Reserve for uncollectible receivables
(f) Adjustment to inventory for discontinued product offerings and a change in accounting for the capitalization of inventory preparation costs
(g) Write-off of property, plant and equipment due to the exiting of the Bronx, New York warehouse facility
(h) Elimination of Predecessor Company Purchase price in excess of net assets acquired
(i)      Record Reorganization value in excess of identifiable assets
(j) Record accrual for sales return of $1,045,000 in accordance with the adoption of SAB 101, a reserve for additional severance costs in connection with the exiting of the Bronx, New York warehouse facility of $200,000 and other fresh start adjustments for $1,495,000

3.       LONG TERM DEBT

The 11% Senior Notes due 2005 were issued under the Senior Note Indenture between Loehmann's Holdings, Inc. and United States Trust Company of New York, the trustee, dated October 10, 2000. In the initial distribution to creditors, $25 million of notes were issued to those general unsecured creditors of Loehmann's, Inc. who elected to receive the New Senior Notes as part of their distribution.

Interest on the New Senior Notes shall be payable as follows: (1) the first payment of interest due on April 30, 2001 shall be paid through the addition of such interest to the accreted value of the New Senior Notes on such date; (2) thereafter, the Company shall have the option to pay interest on the Senior Notes on each interest payment date either in cash or through the addition of such interest to the accreted value of the Senior Notes on the applicable interest payment date; provided that the Company shall be required to pay interest on the Senior Notes in cash on any particular interest payment date if, as of such interest payment date, the Company would have had, on a pro forma basis, positive free cash flow as defined in the New Credit Facility agreement.

4.       COMMON STOCK

As of the Effective Date, the Company had authorized 5,500,000 shares of common stock, par value $.01 per share. At December 12, 2000, 3,333,333 shares of common stock were issued and outstanding, including 1,367,749 shares of common stock held by American Stock Transfer and Trust Company as the Distribution Agent under the Plan of Reorganization in a Disputed Claims Equity Reserve pending determination of the entitlement thereto of holders of certain disputed claims against Loehmann's, Inc.

Pursuant to the Amended POR, the Company also adopted an Equity Incentive Plan for directors and key senior management pursuant to which 425,000 shares of its new common stock were reserved for future issuance upon the exercise of stock options granted or to be granted pursuant to the Plan. On the Effective Date, the Company granted options to purchase an aggregate of 262,500 shares of common stock at an exercise price of $15.00 per share to certain key senior management employees. One quarter of these options vested on the Effective Date and an additional quarter will vest on each of the first three anniversaries of the Effective Date. Directors of the Company were granted options to purchase 75,000 shares on the Effective Date, which vested immediately, at an exercise price to be set at the market price of the stock after it is listed.

Per share and share information for the predecessor Company for all periods presented in the statement of operations have been omitted as such information is not deemed to be meaningful.

5.       REORGANIZATION ITEMS

SOP 90-7 requires that the Company record all transactions incurred as a result of the Chapter 11 filing separately as reorganization items. Accordingly, reorganization items included in the statements of operations include the following (in thousands) for the Predecessor Company 2000 254-Day Period ended October 9, 2000:

                  Fresh start adjustments                        $  21,382
                  Write-off of assets at closed stores               4,014
                  Professional fees                                  3,925
                  Accrued lease rejection claims                     2,840
                  Other                                              9,847
                                                          ----------------
                  Total reorganization costs                     $  42,008
                                                          ================


6. INCOME TAXES

The provision for income taxes primarily represents alternative minimum tax and state and local taxes for states that do not allow net operating loss carryforwards.

7. USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles for interim financial information requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from the estimates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The  discussion  below  compares  the results of  operations  for the 2000 Third
Quarter to the 1999 Third Quarter and the 2000 Nine-Month Period to the 1999 Nine-Month Period. These periods are summarized in the following table:

                                                         2000            1999           2000           1999
                                                        THIRD           Third           NINE           Nine
(in thousands)                                         QUARTER         Quarter         MONTHS         Months
                                                   --------------------------------------------------------------
Net sales                                           $    90,733       $   93,962     $ 258,339      $ 292,141
Cost of sales                                            56,498           60,511       168,178        200,953
                                                   --------------------------------------------------------------
Gross profit                                             34,235           33,451        90,161         91,188

Selling, general and administrative expenses             24,425           26,956         74,395        88,107

Depreciation and amortization                             2,291            2,736          7,539         9,102
                                                   --------------------------------------------------------------
Operating income (loss)                                   7,519            3,759          8,227        (6,021)

Interest expense (net)                                      476              525          1,143         5,363
                                                   --------------------------------------------------------------
Income (loss) before reorganization items,
   fresh start adjustments, income taxes and
   extraordinary item                                      7,043            3,234          7,084       (11,384)
Reorganization items                                    (10,084)            2,833       (20,626)       (18,231)
Fresh start adjustments                                 (21,382)                -       (21,382)             -
                                                   --------------------------------------------------------------
Income (loss) before income taxes and
   extraordinary item                                   (24,423)            6,067       (34,924)       (29,615)
Provision for income taxes                                   18                14           129             80
                                                   --------------------------------------------------------------
Net income (loss) before extraordinary item             (24,441)            6,053       (35,053)       (29,695)
Extraordinary item - gain on discharge of
   debt                                                  66,050                 -        66,050              -
                                                   --------------------------------------------------------------
Net income (loss) applicable to common
   stock                                            $   41,609     $       6,053    $   30,997     $  (29,695)
                                                   ==============================================================

RESULT OF OPERATIONS - COMPARISON OF THE THIRTEEN WEEKS ENDED OCTOBER 28, 2000 (THE 2000 THIRD QUARTER) AND OCTOBER 30, 1999 (THE 1999 THIRD QUARTER)

Comparable store sales (sales at stores that were in operation for both periods) increased by 4.9%. Net sales for the 2000 Third Quarter were $90.7 million as compared to $94.0 million for the comparable period in the prior year, a decrease of approximately $3.3 million or 3.4%. The overall sales decline is attributable to the impact of eleven stores closed in March 2000 which generated $7.4 million in sales for the 1999 Third Quarter.

Gross profit for the 2000 Third Quarter was $34.2 million as compared to $33.5 million for the same period in the prior year. Gross margin percentage increased to 37.7% from 35.6% in the prior year period. The increase in gross profit was due primarily to an increase in the initial markup of merchandise and a reduction in markdowns, which decreased as a percentage of sales from 24.0% to 22.7%.

Selling, general and administrative expenses for the 2000 Third Quarter, were $24.4 million as compared to $27.0 million during the same period in the prior year, a decrease of approximately $2.6 million, or 9.4%. As a percentage of net sales, selling, general and administrative expenses were 26.9% versus 28.7% during the comparable period last year. The decrease was due primarily to (i) expenses incurred at the eleven stores closed in March 2000 and (ii) reductions in corporate overhead.

Depreciation and amortization expense for the 2000 Third Quarter, was $2.3 million as compared to $2.7 million for the same period in the prior year. This decrease is primarily the result of the closing of eleven stores in March 2000 and the write-off of assets at those stores.

Reorganization costs for the 2000 Third Quarter, were $10.1 million as compared to income of $2.8 million for the same period in the prior year. The prior year period includes $2.4 million from the sale of leases at closed stores as well as a reversal of previously accrued charges for lease termination costs of $2.8 million. Fresh start adjustments were $21.4 million. Refer to Note 2 - Reorganization Items and Fresh Start Adjustments.

Net interest expense was $0.5 million for both the 2000 Third Quarter and for the same period in the prior year. Interest expense includes an accrual for $0.1 million of interest on the New Senior Notes and interest expense of $0.4 million on the Company's revolving line of credit.

RESULT OF OPERATIONS--COMPARISON OF THE THIRTY-NINE WEEKS ENDED OCTOBER 28, 2000 (THE 2000 NINE-MONTH PERIOD) AND OCTOBER 30, 1999 (THE 1999 NINE-MONTH PERIOD)

Comparable store sales (stores that were in operation for both periods) increased by 2.0%. Net sales for the 2000 Nine-Month Period were $258.3 million as compared to $292.1 million during the comparable period last year, a decrease of $33.8 million, or 11.6%. The overall sales decline is attributable to the impact of the eleven stores closed in March 2000 which generated an additional $17.6 million in sales for the 1999 Nine-Month Period and the fourteen stores closed in July 1999 which generated $21.0 million during the same period.

Gross profit for the 2000 Nine-Month Period was $90.2 million, as compared to $91.2 million for the comparable period last year. Gross margin percentage increased to 34.9% from 31.2% in the prior year period. Excluding the effect of inventory liquidation at closed stores, gross margin percentage from ongoing operations for the 2000 Nine-Month Period was 35.3%. Gross margin for the period last year included an inventory liquidation charge of $6.1 million at the closed stores. Excluding that charge, gross margin percentage from ongoing operations for the 1999 Nine-Month Period was 34.3%. The increase in gross profit percentage from ongoing operations from 34.3% to 35.3% was due primarily to an increase in the initial markup of merchandise.

Selling, general and administrative expenses for the 2000 Nine-Month Period were $74.4 million as compared to $88.1 million during the same period in the prior year, a decrease of approximately $13.7 million, or 15.6%. As a percentage of net sales, selling, general and administrative expenses were 28.8% versus 30.2% during the comparable period last year. The decrease was due primarily to (i) expenses at the closed stores and (ii) reductions in corporate overhead.

Depreciation and amortization for the 2000 Nine-Month Period was $7.5 million as compared to $9.1 million for the same period in the prior year. The decrease of $1.6 million is due to the write-off of property, plant and equipment at the closed stores.

In the 2000 Nine-Month Period, the Company provided for a charge in the amount of $7.5 million for the closing of 11 stores. This charge consists of the write-off of property, plant and equipment, closing expenses and costs associated with net lease rejection claims of $4.0 million, $0.9 million and $2.6 million, respectively. In addition, the Company (i) incurred $13.1 million of reorganization costs, (ii) recorded a charge for fresh start adjustments of $21.4 million and (iii) recorded a gain on the discharge of debt in the amount of $66.1 million.

In the 1999 Nine-Month Period, the Company provided for a charge in the amount of $12.7 million for the closing of 14 stores. This charge consists of the write-off of property, plant and equipment, closing expenses and costs associated with lease rejection claims of $10.4 million, $0.6 million and $4.1 million, respectively. These charges were offset by the proceeds from the sales of leases of $2.4 million. In addition, the Company incurred $5.5 million of other reorganization costs.

Net interest expense for the 2000 Nine-Month Period was $1.1 million as compared to $5.4 million for the same period in the prior year, a decrease of approximately $4.3 million. Interest related to borrowings under bank credit facilities was $1.0 million, compared with $2.2 million for the comparable period in the prior year due to decreased borrowings. In the 1999 Nine-Month Period, interest expense included $3.3 million for the old 11 7/8% senior notes. No interest was accrued or paid on the old senior notes after the Company filed for bankruptcy on May 18, 1999.

LIQUIDITY AND CAPITAL RESOURCES

As previously mentioned, the Company entered into the New Credit Facility with Bankers Trust Company on the Effective Date of emergence. On the Effective Date, the Company paid off the balance owing on the DIP Facility of $15.7 million. The New Credit Facility provides for a $75.0 million revolving line of credit and letter of credit facility with a $15.0 million fixed asset sublimit. The fixed asset sublimit is reduced by $750,000 each quarter commencing on January 1, 2001. The New Credit Facility is secured by substantially all of the Company's assets and expires on September 30, 2005. The availability of the revolving line of credit and letters of credit under the New Credit Facility is subject to certain inventory-related borrowing base requirements.

In connection with entering into the credit agreement, the Company paid a fee of $1,125,000 to Bankers Trust Company. The indebtedness under the New Credit Facility bears interest at variable rates based on LIBOR plus 4.0% or the prime rate plus 3.0% on borrowings less than or equal to the fixed asset sublimit. For borrowings in excess of the fixed asset sublimit the interest rates are LIBOR plus 2.5% or the prime rate plus 1.5%. There is an unused line fee of 0.50% per annum on the unused portion of the facility.

The New Credit Facility contains certain customary covenants, including limitations on indebtedness, liens and restricted payments. In addition, the Company is required to satisfy, among other things, certain financial performance criteria including minimum EBITDA requirements, fixed charge coverage and inventory turn ratios and maximum capital expenditure costs.

As of December 4, 2000, the Company had borrowings of $13.1 million and letters of credit of $2.6 million outstanding under the New Credit Facility, with $40.9 million of remaining unused availability for borrowings. The Company believes that cash generated from operations and funds available under the New Credit Facility will be sufficient to satisfy its cash requirements through the remainder of the fiscal year.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Forty Three Apparel, Inc. v. Loehmann's Department Stores, Inc., The Bigio Group, LLC, Debbie Friedman and Robert Friedman (Bankr. Ct. S.D.N.Y.). On December 10, 1998, a complaint was filed by Forty Three Apparel, Inc. against the Company in the United States Bankruptcy Court for the Southern District of New York. The complaint also named, as co-defendants, Robert Friedman (the Chief Executive Officer of the Company), his wife, Debbie Friedman and the Bigio Group, LLC, a company affiliated with Ms. Friedman. The parties reached a settlement and as part of the settlement, Loehmann's Inc. agreed to pay $125,000 to Forty Three Apparel and allow them a general unsecured claim in Loehmann's Chapter 11 case of $500,000.

ITEM 2.  CHANGE IN SECURITIES

Pursuant to the Amended POR, on the Effective Date, all outstanding shares of the old common stock of Loehmann's, Inc., $0.01 par value were canceled.

As of the Effective Date, 5,500,000 shares of New Common Stock of Loehmann's Holdings, Inc. had been authorized. Under the Amended POR, Loehmann's Holdings distributed 3,333,333 shares of New Common Stock and $25,000,000 of its New
Senior Notes to the general unsecured creditors of Loehmann's, Inc. Distributions to the general unsecured creditors of Loehmann's, Inc. were made in New Common Stock or in a combination of New Common Stock and New Senior Notes depending on the elections made by the holders of general unsecured claims. The Amended POR provided that no stockholders and option holders of Loehmann's, Inc. common stock would receive any distribution on account of their shares of common stock or options to purchase common stock.

Pursuant to the Amended POR, the Company also adopted an Equity Incentive Plan for directors and key senior management pursuant to which 425,000 shares of its new common stock were reserved for future issuance upon the exercise of stock options granted or to be granted pursuant to the Plan. On the Effective Date, the Company granted options to purchase an aggregate of 262,500 shares of common stock at an exercise price of $15.00 per share to certain key senior management employees. One quarter of these options vested on the Effective Date and an additional quarter will vest on each of the first three anniversaries of the Effective Date. Directors of the Company were granted options to purchase 75,000 shares on the Effective Date, which vested immediately, at an exercise price to be set at the market price of the stock after it is listed.

ITEM 5.  OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the safe harbor provisions of the Securities Litigation Reform Act of 1995. The Company's actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward-looking statements as a result of many factors, including factors that may be beyond the Company's control. Other factors that may cause actual results of operations and future financial condition to differ from those expressed or implied in any forward-looking statements contained herein include adverse changes in relationships with key factors and vendors, changes in consumer preferences, competition from existing and potential competitors and general economic conditions.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements contained herein or that may be made from time to time by or on behalf of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         27       Financial Data Table

(b)      Reports on Form 8-K:

         Report filed on October 17, 2000 containing,

                  Item 5. Other Information

                  Exhibits:

                  10.1 Credit Agreement, dated as of September 29, 2000, among Loehmann's Operating Co., as Borrower, the Lenders, and Bankers Trust Company, as Agent.

                  99.1     Press Release, dated October 10, 2000.

                            Loehmann's Holdings, Inc.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 12, 2000


                              Loehmann's Holdings, Inc.

                               By /s/ Robert Glass
                                 -----------------------------------------------------
                                  Robert Glass
                                  President, Chief Operating Officer, Chief Financial
                                  Officer and Director