Form 10-Q/A
period 2000-10-28
LOEHMANNS HOLDINGS INC
filed 2000-12-15
CIK 843081

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

                            Loehmann's Holdings, Inc.

                Consolidated Statements of Operations (Unaudited)

                                                     SUCCESSOR                           Predecessor Company
                                                      COMPANY
                                                  -----------------   -----------------------------------------------------------
                                                    PERIOD FROM        PERIOD FROM     Thirteen     PERIOD FROM    Thirty Nine
                                                    OCTOBER 10,        JULY 30,       Weeks Ended    JANUARY 30,   Weeks Ended
                                                      2000 TO            2000 TO      October 30,     2000 TO      October 30,
                                                     OCTOBER 28,      OCTOBER 9,         1999        OCTOBER 9,      1999
(in thousands)                                         2000               2000                         2000
                                                  ---------------     -------------- --------------------------------------------
Net sales                                           $      19,805      $   70,928      $   93,962   $ 238,534     $  292,141
Cost of sales                                              12,005          44,493          60,511     156,173        200,953
                                                  ---------------     -----------------------------------------------------------
Gross profit                                                7,800          26,435          33,451      82,361         91,188

Selling, general and administrative expenses                4,971          19,454          26,956      69,424        88,107
Depreciation and amortization                                 461           1,830           2,736       7,078         9,102
                                                  ---------------     -----------------------------------------------------------
Operating income (loss)                                     2,368           5,151           3,759       5,859        (6,021)

Interest expense (net)                                        225             251             525         918         5,363
                                                  ---------------     -----------------------------------------------------------
Income (loss) before reorganization items,
   fresh start adjustments, income taxes and
   extraordinary item                                       2,143           4,900           3,234       4,941       (11,384)
Reorganization items                                            -         (10,084)          2,833     (20,626)      (18,231)
Fresh start adjustments                                         -         (21,382)              -     (21,382)            -
                                                  ---------------     -----------------------------------------------------------
Income (loss) before income taxes and
   extraordinary item                                       2,143         (26,566)           6,067    (37,067)      (29,615)
Provision for income taxes                                      1              17               14        128            80
                                                  ---------------     -----------------------------------------------------------
Net income (loss) before extraordinary item                 2,142         (26,583)           6,053    (37,195)      (29,695)
Extraordinary item - gain on discharge of
   debt                                                         -          66,050               -      66,050             -
                                                  -------------------------------------------------------------------------------
Net income (loss) applicable to common
   stock                                            $        2,142     $   39,467    $       6,053  $  28,855    $  (29,695)
                                                  =================   ===========================================================
Earnings per share
   Basic and diluted:
      Net income                                    $        0.64
                                                  ================
Weighted average number of common
   shares outstanding                                       3,333
                                                  ================


Per share and share information - see Note 4.

The accompanying notes are an integral part of these financial statements.

                            Loehmann's Holdings, Inc.

                Consolidated Statements of Cash Flows (Unaudited)

                                                                  SUCCESSOR COMPANY                 Predecessor Company
                                                                ----------------------    ---------------------------------------
(in thousands)                                                       PERIOD FROM              PERIOD FROM           Thirty Nine
                                                                      OCTOBER 10,               JANUARY 30,             Weeks
                                                                        2000 TO                  2000 TO               ended
                                                                      OCTOBER 28,               OCTOBER 9,           October 30,
                                                                         2000                      2000                 1999
                                                                ----------------------    ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                               $             2,142       $         28,855   $         (29,695)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                              461                  7,078               9,101
     Reorganization items                                                                            8,446              10,368
     Gain on discharge of debt                                                                     (66,050)                  -
     Fresh start adjustments                                                                        21,382                   -
     Changes in current assets and liabilities:
       Accounts receivable and other assets                                   1,023                 (1,832)             (1,800)
       Merchandise inventory                                                  3,322                 (9,778)              5,992
       Accounts payable                                                      (4,761)                10,229              17,880
       Accrued expenses                                                       1,710                  1,560              14,303
                                                                -------------------       ----------------     ---------------
     Net changes in current assets and liabilities                            1,294                    179              36,375
     Net change in other noncurrent assets and liabilities                       13                   (111)               (487)
                                                                -------------------       ----------------     ---------------
Total adjustments, net                                                        1,768                (29,076)             55,357
                                                                -------------------       ----------------     ---------------
Net cash provided by (used in) operating activities                           3,910                   (221)             25,662
                                                                -------------------       ----------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                           (294)                (2,956)             (3,140)
                                                                -------------------       ----------------     ---------------
Net cash used in investing activities                                          (294)                (2,956)             (3,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) borrowings under new credit facility                            (3,878)                15,745                   -
Repayment of DIP facility                                                         -                 (9,120)            (19,148)
Repayments of revenue bonds and notes                                             -                      -              (2,212)
Other financing activities, net                                                   -                 (1,643)               (130)
                                                               ----------------------    ---------------------------------------
Net cash (used in) provided by financing activities                          (3,878)                 4,982             (21,490)

Net (decrease) increase in cash and cash equivalents                           (262)                 1,805               1,032
Cash and cash equivalents at beginning of period                              3,034                  1,229               1,325
                                                                -------------------       ----------------     ---------------
Cash and cash equivalents at end of period                      $             2,772        $         3,034   $           2,357
                                                                ===================       ================     ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash interest paid during period                                $                87      $             975   $           2,089
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