Form 10-Q/A
period 2000-10-28
LOEHMANNS HOLDINGS INC
filed 2001-02-23
CIK 843081

Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q/A

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

Dated: February 22, 2001


                              Loehmann's Holdings, Inc.

                               By /s/ Robert Glass
                                 -----------------------------------------------------
                                  Robert Glass
                                  President, Chief Operating Officer, Chief Financial
                                  Officer and Director