Form 10-K
period 2001-02-03
LOEHMANNS HOLDINGS INC
filed 2001-05-03
CIK 843081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 3, 2001

                                 Commission File
                                 Number 0-28410

                            LOEHMANN'S HOLDINGS, INC.
                            -------------------------
            (Exact name of registration as specified in its charter)


                     Delaware                                     13-4129380
   -----------------------------------------               ---------------------
          (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                   Identification No.)


        2500 Halsey Street, Bronx, New York                         10461
-------------------------------------------------         ---------------------
          (Address of principal offices)                         (Zip Code)

       Registrant's telephone number, including Area Code: (718) 409-2000
                                                           ---------------

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. [X] Yes[ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [X] Yes [ ]No

         The aggregate market value of voting stock held by nonaffiliates of registrant as of April 16, 2001 was $13.3 million.

         The Company had 3,333,333 shares of Common Stock outstanding as of April 16, 2001.

         Documents incorporated by reference: the information required by Part III, Items 10, 11, 12 and 13, is incorporated by reference to the Company's Proxy Statement for the Company's 2001 annual meeting.

PART I.

ITEM 1.  BUSINESS

THE COMPANY

         Loehmann's Holdings, Inc. ("Holdings" and collectively with its subsidiaries, "Loehmann's" or the "Company") is the parent company of Loehmann's, Inc. Loehmann's, founded in 1921 as the "Original Designer Outlet," is a leading national specialty retailer of well known designer and brand name women's fashion apparel, men's furnishings, accessories, and shoes offered at prices that are typically 30% to 65% below department store prices. The Company believes it is one of the largest national upscale off-price specialty retailers in the industry. The Company has a strong brand name, loyal customer base and long-standing relationships with leading designers and vendors of quality merchandise. The Company's target customers are relatively affluent women between the ages of 30 and 55 who are attracted to designer and other name brand merchandise offered at exceptional values. As of April 17, 2001, the Company operated 44 stores in major metropolitan markets located in 17 states.

CHAPTER 11 FILING, EMERGENCE & Corporate Structure

        On May 18, 1999 (the "Petition Date") Loehmann's, Inc. filed a petition for relief under chapter 11 of the Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

        On July 28, 2000 Loehmann's, Inc. filed a Second Amended Plan of Reorganization (the "Second POR") with the Bankruptcy Court. The Second POR was subsequently accepted by the required percentages of those creditors entitled to vote on the plan. A plan confirmation hearing was held on September 6, 2000 and the Second POR, as further modified on that date (the "Amended POR"), was confirmed by the Bankruptcy Court. On October 10, 2000, Loehmann's Operating Co., a new operating subsidiary of Loehmann's, Inc., entered into a secured credit facility with Bankers Trust Company (the "New Credit Facility"). Concurrently, Holdings, a newly formed holding company, entered into an indenture (the "Senior Notes Indenture") for 11% Senior Notes due 2005 (the "New Senior Notes"). As a result of both of these agreements being finalized, all conditions precedent to the effectiveness of the Amended POR were met and the Amended POR become effective on October 10, 2000 (the "Effective Date"), thereby allowing the Company to formally emerge from bankruptcy. From the Petition Date until the Effective Date, Loehmann's, Inc. operated as a debtor-in-possession under the Bankruptcy Code.

        Under the Amended POR, Holdings distributed 3,333,333 shares of common stock, par value $0.01 per share (the "New Common Stock"), and $25,000,000 of its New Senior Notes to the general unsecured creditors of Loehmann's, Inc. Distributions to the general unsecured creditors of Loehmann's, Inc. were made in New Common Stock or in a combination of New Common Stock and New Senior Notes depending on the elections made by the holders of general unsecured claims. The Amended POR provided that no stockholders and option holders of Loehmann's, Inc. common stock received any distribution on account of their shares of common stock or options to purchase common stock.

         In addition to the formation of Holdings, two new wholly-owed subsidiaries of Loehmann's, Inc. were formed and all of the Company's assets were transferred to these subsidiaries, Loehmann's Operating Co. and Loehmann's Real Estate Holdings, Inc.

INDUSTRY OVERVIEW

         Women's Apparel

         According to published reports, total retail sales of women's apparel and accessories in the United States were in excess of $97.0 billion in 2000. The womenswear industry is served by a variety of distribution channels including department stores, specialty stores and off-price retailers.

         The women's apparel industry has five product classifications: designer, bridge, better, moderate and budget. Designer merchandise is the most expensive product classification and is characterized by high fashion styling. Designer brands include Donna Karan, Calvin Klein and Ralph Lauren. Bridge products are typically brand name merchandise which may carry designer labels but are less expensive than the designer classification and allow customers to purchase designer-like merchandise at below designer prices. Bridge brands include DKNY, Anne Klein, Dana Buchman and Tahari. Apparel in the better classification carries brand name labels but is less expensive than bridge apparel. Better brands include Jones NY, Sigrid Olsen, Laundry and BCBG. Merchandise in the moderate and budget classifications are less expensive product categories.

         Designer and bridge merchandise is generally sold in finer department stores such as Bloomingdale's, Neiman Marcus, Nordstroms and Saks Fifth Avenue. Because manufacturers of designer and bridge merchandise are very concerned about maintaining the upscale image of their trademarks, they are typically selective about which retailers carry their products.

         Men's

         The men's apparel industry includes tailored apparel (suits, formalwear, slacks, sportcoats and outerwear), sportswear (sportshirts, sweaters and jackets) and furnishings (dress shirts, ties, belts, suspenders, underwear, socks, scarves and gloves). Loehmann's offers primarily men's furnishings to its customers.

         The men's furnishings industry is served by a variety of distribution channels including department stores, specialty menswear stores, off-price retailers and catalog retailers. The Company offers primarily designer and name brand men's furnishings, which are generally sold in finer department stores such as Bloomingdale's, Neiman Marcus, Nordstroms and Saks Fifth Avenue.

BUSINESS STRATEGY

         The Company's strategy is to deliver value to its customers by offering at substantial discounts a wide selection of high quality in-season merchandise. The Company believes that it differentiates itself from finer department stores by offering similar merchandise at significantly lower prices and from other off-price apparel retailers by offering a broader range of designer, bridge and better merchandise. The principal elements of the Company's business strategy are as follows:

         Emphasis on In-Season High Quality Merchandise

         The Company offers a wide selection of in-season, high-quality, name brand merchandise. The Company, like finer department stores, is known for carrying name brand merchandise, including Donna Karan, Calvin Klein, Ralph Lauren, Tahari, Laundry and Dana Buchman.

         Value Pricing

         The Company provides its customers with exceptional value by offering its merchandise at prices that are typically 30% to 65% below prices charged by department stores for the same items and that are comparable to prices charged by other off-price retailers.

         Capitalize on Long-Standing Vendor Relationships

         Loehmann's believes that it is a popular choice for well known designers who believe that their prestige will be preserved by having their merchandise offered by Loehmann's because of its high quality image and affluent customer base. Loehmann's long-standing vendor relationships and its ability to sell large quantities of goods have provided the Company with ready access to a wide selection of merchandise.

         Broader Merchandise Categories

         The Company has broadened its appeal over the past several years by expanding its merchandise mix to include men's, shoes, young contemporary, fragrances and a broader range of accessories and intimate apparel.

         No-Frills Store Format

         In order to provide its customers with exceptional value while maximizing profitability and cash flow, the Company is focused on maintaining an efficient, low-cost operating structure. Key elements of this focus include the Company's no-frills, self-service store format. All stores are low maintenance, simple, and functional facilities designed to maximize selling space and contain overhead costs.

         Flexible Purchasing Strategy

         The Company relies on a flexible purchasing strategy under which it enters any given month with a substantial portion of its purchasing requirements unfulfilled. This strategy enables the Company to react to sales trends, fashion trends and changing customer preferences while enhancing the Company's ability to negotiate with its vendors and take advantage of market inefficiencies and opportunities as they may arise.

MERCHANDISING

         Selection

         The Company offers a wide selection of women's sportswear, dresses, suits, outerwear, coats, accessories, intimate apparel and shoes, and men's furnishings. The Company does not offer moderate or budget merchandise in its stores. Most of the Company's merchandise is in-season and is, therefore, generally available at Loehmann's during the same selling season as it is available in department stores. The Company offers name-brand merchandise from designers such as Calvin Klein, Donna Karan and Ralph Lauren.

         The following table shows the percentages of the Company's net sales attributable to its various product categories for fiscal year 1996 through fiscal year 2000:

                                        1996        1997       1998        1999        2000
                                        ----        ----       ----        ----        ----
Sportswear .......................      48.2%       48.3%     48.3%        47.1%       49.4%
Dresses and suits ................      24.6        23.1      17.8         17.1        14.9
Accessories/intimate apparel .....      14.6        13.7      13.4         12.9        12.8
Men's ............................         -         2.5       7.8         10.4        10.5
Shoes ............................       5.8         6.6       6.3          6.1         6.4
Outerwear ........................       5.0         4.7       4.5          4.0         4.4
Other.............................       1.8         1.1       1.9          2.4         1.6
 Total ...........................     100.0%      100.0%    100.0%       100.0%      100.0%

         All Loehmann's stores carry items from each of its merchandise categories. However, the allocation of merchandise among the stores varies based upon factors relating to the demographics and geographic location of each store as well as the size of the store and its ability to display adequately the merchandise.

         Pricing

         The Company seeks to provide its customers with exceptional value by offering its merchandise at prices that are typically 30% to 65% below prices charged by department stores for the same items and that are comparable to or lower than prices charged by other off-price retailers. The Company's central buying staff adheres to a disciplined approach of acquiring merchandise that enables the Company to consistently offer its merchandise at favorable prices. Each item of merchandise offered by the Company carries a price tag displaying the Company's price as well as the typical department store's initial price for the same item.

VENDOR RELATIONSHIPS AND PURCHASING

         Many of the Company's most active suppliers have been selling merchandise to the Company for at least 10 years. Because of these long-standing vendor relationships and its ability to sell large quantities of goods, the Company has ready access to a wide selection of merchandise.

         The Company does not engage in significant forward purchasing and a large portion of its purchasing requirements in any given month intentionally remains unfulfilled at the beginning of the month. This strategy enables the Company to react to fashion trends and changing customer preferences while enhancing the Company's ability to negotiate with its vendors and take advantage of market inefficiencies and opportunities as they may arise. Although the Company has always been able to fulfill its inventory needs, its opportunistic purchasing strategy does not always permit Loehmann's to purchase specific types of goods. For example, certain types of popular merchandise may be unavailable in certain sizes or colors depending on market conditions.

         The Company purchases a majority of its inventory during the manufacturer's selling season, enabling the Company to offer merchandise during the same selling season as it is available in department stores. The Company also purchases a portion of its inventory at the end of the season, when a manufacturer's remaining items can be bought at an even steeper discount. This merchandise is held for distribution in the following season. Vendors who sell to the Company do not need to build into their price structure any anticipation of returns, markdown allowances or advertising allowances, all of which are typical in the department store industry.

         The Company purchases its inventory from over 400 suppliers, which in many cases include separate divisions of a single manufacturer or designer. These suppliers include a substantial majority of the designer and name brand apparel manufacturers in the United States. Some purchases are also made in the European market, primarily Italy. The Company does not have any long-term supply contracts with its suppliers.

         The Company maintains its own central buying staff, comprised of 12 experienced off-price buyers, many of who also have extensive experience with traditional department stores. Historically, the Company has had very low turnover within its buying group, enabling Loehmann's to capitalize on an experienced, respected group of buyers capable of enhancing the Company's already strong vendor relationships.

STORE LAYOUT

         The Company's store format and merchandise presentation are designed to project the image of deep discount and exceptional value, as well as to emphasize the Company's niche as the off-price equivalent of an upscale specialty store. The Company's stores are divided into two shopping areas: a large, open selling area with wall-to-wall merchandise and a smaller, separate, and more intimate area called The Back Room. All stores are low maintenance, simple and functional facilities designed to maximize selling space and contain overhead costs. Store layouts are flexible in that product groupings can be easily moved or expanded. All stores have two or more communal fitting rooms. However, in response to customer preferences, private fitting rooms have been added in most stores. Because Loehmann's is committed to maintaining virtually all of its in-store inventory on the selling floor, its stores do not require significant space devoted to inventory storage.

         Loehmann's presents better sportswear, dresses and suits, as well as all outerwear, men's, accessories, intimate apparel and shoes on the main selling floor. Designer, bridge and import merchandise, including evening dresses and suits, are displayed in The Back Room. The Back Room provides a key point of differentiation to the consumer, as it projects the image of designer goods sold in a no-frills environment and, therefore, at exceptional values. Although Loehmann's estimates that The Back Room generally accounts for only approximately 10% to 15% of a typical store's selling space, The Back Room has historically generated approximately 33% of women's apparel revenues.

DISTRIBUTION

         As merchandise arrives at the Company's distribution center, it is priced, ticketed, assigned to individual stores by the Company's merchandising systems, packaged for delivery and transported to the stores. During fiscal year 2000, the Company operated two distribution facilities, a 272,000 square foot centralized distribution center located in Rutherford, New Jersey and a 126,000 square foot facility at the Bronx, New York headquarters. In December 2000, the Company closed the distribution facility in the Bronx, New York. As of December 2000, all distribution operations are located at the Rutherford, New Jersey facility.

MARKETING AND ADVERTISING

         A significant portion of Loehmann's advertising efforts involve direct mail announcements to members of The Insider Club, a free membership program. Members receive notification of special events throughout the year and a 15% discount on their birthdays. The list of members now includes approximately one million active customers (those who have shopped at Loehmann's within the past 12 months). Loehmann's has developed a database of customer information from Insider Club members. This database allows Loehmann's to track the purchase activity of current customers. These customers accounted for approximately 75% of total Company sales in fiscal year 2000.

INTERNET

         The Company maintains a website at www.loehmanns.com. The website provides information to customers on current promotions, new merchandise available in the stores and also serves as a portal for gathering the email addresses of customers and signing up customers as members of the Company's Insider Club. Customers are offered an incentive in exchange for providing their email addresses. No merchandise is sold via the website.

STORE OPERATIONS

         The Company's stores are organized into several geographic regions, each with a regional manager. Regional managers monitor the financial performance of the stores in their respective geographic districts and frequently visit stores to ensure adherence to the Company's merchandising, operations and personnel standards. The typical staff for a Loehmann's store consists of a store manager, a number of associate and department managers, sales specialists and additional full and part-time hourly associates depending upon the store's needs.

         Senior management meets with the regional managers on a periodic basis to maintain a clear line of communication. In addition, mystery shoppers shop the stores to help ensure that sales associates are friendly, helpful and maintain all of the Company's merchandising, customer service and loss prevention standards. New store management personnel currently complete a training program at a designated training store before assuming management responsibility. Sales specialists receive product and customer service training at the store level.

INFORMATION SYSTEMS

         Each Loehmann's store is linked to the Company's headquarters through a point-of-sale system that interfaces with an IBM RS6000 computer equipped with integrated merchandising, distribution and accounting software packages. The Company's point-of-sale computer system has features that include merchandise scanning, the capture of customer sales information and on-line credit card approval. These features improve transaction accuracy, speed and checkout time as well as increase overall store efficiency.

         The Company's information and control systems enable the Company's corporate headquarters to promptly identify sales trends, identify merchandise to be marked down and monitor merchandise mix and inventory levels at individual stores.

EMPLOYEES

         As of March 31, 2001, the Company had 1,898 employees, of whom 1,646 were store sales and clerical employees, 117 performed store managerial functions, and 135 were corporate (managerial and clerical) and warehouse (managerial) personnel. Warehouse labor is provided by a third party and these workers are not Company employees. Non-managerial employees are paid on an hourly basis. None of the Company's employees are represented by a labor union. The Company believes that its employee relations are good.

TRADEMARK AND SERVICE MARK

         Loehmann's name is registered as a trademark and a service mark with the United States Patent and Trademark Office. Loehmann's believes its trademark and service mark have received broad recognition and their continued existence is important to the Company's business.

COMPETITION

         The off-price fashion apparel business is highly competitive. The Company competes primarily with finer department stores by offering a wide selection of comparable quality merchandise at
significantly   lower  prices.  Many  department  stores  have  increased  their promotional efforts, although such promotions are typically focused on moderate merchandise.

         The Company also faces competition from factory outlet malls and a variety of off-price and discount retailers, some of which are relatively new companies, but many of which are established retail chains or divisions thereof. Such competitors include Marshall's, Saks Off 5th, Syms, Burlington Coat Factory and T.J. Maxx.

RESTRUCTURING ACTIVITIES

         During the bankruptcy period, management of the Company and its advisors in the bankruptcy proceedings conducted an extensive analysis of business operations with the objective of making the changes necessary to improve operating performance. The Company devised a comprehensive strategy to define, manage and operate the business going forward, which included the following:

         The Back Room

         The Back Room is a separate area of each Loehmann's store that is smaller and more intimate than the large, open selling area. The Back Room offers a large assortment of bridge and designer apparel and provides a key point of differentiation for the Company in the women's apparel market. The Company expanded the Back Room inventory to re-establish its unique niche and used this more exclusive, high-end merchandise to attract customers and increase sales.

         Consistent Value

         The Company derives its competitive advantage from its ability to consistently offer merchandise at prices 30% to 65% below department stores prices. In order to promote its positioning as offering the best everyday low prices, the Company modified its promotional strategies. The Company believes that it can offer a more consistent and distinguishable value proposition if merchandise is priced using permanent markdowns as opposed to promotional events and point-of-sale markdowns. By taking timely permanent markdowns, the Company is able to better control inventory and gross margins.

         Store Closings

         During fiscal year 2000, the Company closed eleven under performing stores and during fiscal year 1999 it closed fourteen stores, all of which were unprofitable. These closures improved the Company's profitability and liquidity and allowed the Company to focus on geographic markets where it has a strong presence.

         Cost Reductions

         In July 1999 and in January 2000, the Company restructured its corporate management and as a result reduced corporate expenses by approximately $5.0 million on an annual basis. The Company also consolidated its distribution operations in December 2000 into one facility located in Rutherford, New Jersey.

RISK FACTORS

         An investment in the Company is subject to certain risks. These risks are associated with the ongoing competitive pressures in the apparel industry, changes in the level of consumer spending or preferences in apparel, potential disruptions in the relationships established with certain vendors, the Company's history of losses and its reliance on key personnel. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. See "Special Note Regarding Forward-looking Statements."

         History of Losses

         The Company incurred net losses in each fiscal year from 1995 to 1999. There can be no assurance that such losses will not occur again in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Competition

         All aspects of the women's apparel industry, including the off-price retail segment, are highly competitive. The Company competes primarily with department stores, other off-price retailers, specialty stores, discount stores, outlet stores and mass merchandisers, many of which have substantially greater financial and marketing resources than the Company. Finer department stores, which constitute the Company's principal competitors, offer a broader selection of merchandise and higher quality service. In addition, many department stores have become more promotional and have reduced their price points, and certain finer department stores and certain of the Company's vendors have opened outlet stores which offer off-price merchandise in competition with the Company. Accordingly, the Company may face periods of intense competition in the future which could have an adverse effect on its financial results. See "Competition" in Item 1. Business.

         Adequate Sources of Merchandise Supply

         The Company's business is dependent to a significant degree upon its ability to purchase quality merchandise at substantially below normal wholesale prices. The Company does not have any long-term supply contracts with its suppliers. The loss of certain key vendors or the failure to establish and maintain relationships with popular vendors could have a material adverse effect on the Company's business. The Company believes it currently has adequate sources of quality merchandise; however, there can be no assurance that the Company will be able to acquire sufficient quantities and an appropriate mix of such merchandise at acceptable prices.

         The Company is also dependent upon financing from its trade creditors. If any such financing were to become unavailable for any reason, there could be a material adverse effect on the Company.

         Merchandise Trends

         The Company's success depends in part on its ability to anticipate and respond to changing merchandise trends and consumer preferences in a timely manner. Accordingly, any failure by the Company to anticipate, identify and respond to changing fashion trends could adversely affect consumer acceptance of the merchandise in the Company's stores, which in turn could adversely affect the Company's business and its image with its customers. If the Company miscalculates either the market for its merchandise or its customers' purchasing habits, it may be required to sell a significant amount of unsold inventory at below average markups over the Company's cost, or below cost, which would have an adverse effect on the Company's financial condition and results of operations.

         Impact of Economic Conditions on Industry Results

         The Company's business is sensitive to customers' spending patterns, which in turn are subject to prevailing economic conditions. There can be no assurance that consumer spending will not be affected by economic conditions, thereby impacting the Company's growth, net sales and profitability. A decline in economic conditions in one or more of the markets in which the Company's stores are concentrated, mainly California and the Northeast, could have an adverse effect on the Company's financial condition and results of operations.

         Dependence on Key Personnel

         The Company's success depends to a significant extent upon the performance of its senior management team, particularly Robert N. Friedman, Chief Executive Officer, and Robert Glass, Chief Operating Officer, who entered into new employment agreements on January 1, 2001. These agreements are filed as Exhibits 10.2 and 10.3 to this Form 10-K. The loss of services of any of the Company's executive officers could have a material adverse impact on the Company. The Company's success will depend on its ability to motivate and retain its key employees and to attract and retain qualified personnel in the future.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements under the captions "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or adherence to development schedules; the existence or absence of adverse publicity; availability and terms of trade credit and other financing; availability, locations and terms of sites for store development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or the failure to comply with, government regulations and construction costs.

ITEM 2.  PROPERTIES

         As of April 16, 2001, the Company operated 44 stores in 17 states. The Company does not own any of its stores and has no manufacturing facilities.

         Indicated below is a listing of the regions in which the Company operates its stores:
                                                              Percent of Fiscal
                                               Number of      Year 2000 Sales
                    Region                      Stores               (1)
                    ---------------------------------------------------------
                    California ...........              12         31.1%
                    New York  ............               7          23.3
                    New Jersey ...........               5          10.7
                    Other Mid-Atlantic ...               4           9.1
                    Florida ..............               4           8.8
                    Midwest ..............               3           4.3
                    Texas ................               3           3.9
                    Other West ...........               3           3.4
                    Other Southeast ......               2           3.1
                    New England ..........               1           2.3
                                                     ------        -----
                                                        44         100.0%
                                                     ======        ======
(1) These percentages exclude sales from the Company's eleven stores closed in March 2000.

LEASES

         The Company follows the general industry practice of leasing all of its stores. The Company's stores range in size from 9,000 to 60,000 square feet and are held under leases expiring from 2001 to 2021, excluding option periods. The leases for the Company's stores typically provide for a 15- to 20-year term with three five-year renewals that are automatic unless the Company elects to terminate the lease. The rental rate is a fixed amount rather than a contingent payment based on a store's gross sales. The leases typically contain tax escalation clauses and require the Company to pay insurance, utilities, repair and maintenance expenses. Increases in the fixed rent payable during the renewal terms are generally less than 10% to 15% of the base rent (although this percentage may increase for new stores). The leases have initial or renewal terms expiring as follows: 2000-2001 (2 stores); 2002-2004 (13 stores); 2005-2007 (11 stores); and 2008 and later (18 stores).

         The two leases that expire by year-end fiscal 2001 have renewal options. The Company has generally been successful in renewing its store leases as they expire.

         The Company leases a 272,000 square foot distribution center located in Rutherford, NJ, which has served as its only distribution center since December 2000. The current lease provides for annual rental payments of $1,251,200 and expires on January 31, 2002. The lease has been renewed for the period February 1, 2002 through December 31, 2006 and provides for annual rental payments of $1,468,800 during that period. There is one additional five-year renewal option under the lease.

         The Company leases the land for its 153,000 square foot facility located in the Bronx, New York, which serves as its corporate headquarters. This facility contains approximately 27,000 square feet of office space and approximately 126,000 square feet of warehouse space. The ground lease with respect to the land on which the facility is situated provides for aggregate annual base rental payments of $49,306. The lease expires in 2010, but is renewable at certain increased rates until 2050. The Company plans to sell or lease the warehouse space located at the Bronx facility, while retaining the current office space for it corporate offices.

ITEM 3. LEGAL PROCEEDINGS

        The Company formally emerged from bankruptcy on October 10, 2000. Reference is made to "Chapter 11 Filing, Emergence & Corporate Structure" in
Item 1 of this Form 10-K for a discussion of the Company's bankruptcy proceedings.

        In addition, the Company may be a party to various other legal proceedings, many of which involve claims for coverage encountered in the ordinary course of business. Based on information presently available, the final outcome of all such proceedings should not have a material adverse effect upon the Company's results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None, during the fiscal year ended February 3, 2001.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock began trading on the NASDAQ OTCBB on March 21, 2001 under the symbol LHMS. The following table sets forth the high bid and low asked prices for the

Company's common stock since it began trading on NASDAQ OTCBB.

                      Period                        High              Low
                      ------                        ----              ---
                      March 2001                 $   7.50         $  4.00
                      April 1-16, 2001               4.25            4.00

         As of April 12, 2001, there were 327 shareholders of record of the Company's common stock.

         The Company did not pay any dividends on its common stock in fiscal year 2000.

         As of April 12, 2001, 1,988,826 shares of New Common Stock had been distributed to the general unsecured creditors in the bankruptcy. The remaining 1,344,507 shares are being held in trust by American Stock Transfer for subsequent distribution.

ITEM 6.           SELECTED FINANCIAL DATA

         (in thousands except per share data)             2000        1999        1998         1997       1996
         Net sales                                     $338,436    $374,657    $420,556    $438,892    $417,284
         Net income (loss)                               31,450     (33,468)     (5,148)    (15,672)     (1,216)
         Net income (loss) per common share                0.78       (3.69)      (0.57)      (1.75)      (0.14)
         Total assets                                   119,774     147,073     188,693     189,226     176,200
         Long-term obligations                           25,000                 139,403     131,360     107,850
         Cash dividends declared per common share             -           -           -           -           -

         Reference to "2000" above represents the combined results of Predecessor Company from January 30, 2000 to October 9, 2000 and Successor Company from October 10, 2000 to February 3, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The discussion below compares the results of operations for the 2000 fiscal year to the 1999 fiscal year. For purposes of providing a comparable period to fiscal 1999, the results of Predecessor Company from January 30, 2000 to October 9, 2000 have been combined with the results of Successor Company from October 10, 2000 to February 3, 2001 to form the 2000 fiscal year results. These periods are summarized in the following table:

                                                            2000                 1999
                                                           FISCAL              Fiscal
     (in thousands)                                         YEAR                Year
                                                   -------------------   -------------------
     Net sales                                            $338,436              $374,657
     Cost of sales                                         218,203               257,318
                                                   -------------------   -------------------
     Gross profit                                          120,233               117,339

     Revenue from leased departments                         1,749                 1,895
                                                   -------------------   -------------------
     Operating profit                                      121,982               119,234

     Selling, general and administrative expenses          100,731               114,886
     Depreciation and amortization                          10,027                12,019
                                                   -------------------   -------------------


     Operating income (loss)                               11,224                 (7,671)

     Interest expense, net                                  2,104                  5,804
                                                   -------------------   -------------------
     Income (loss) before reorganization items,
        fresh start adjustments, income taxes and
        Extraordinary item                                   9,120               (13,475)
     Reorganization items                                  (20,626)              (19,881)
     Fresh start adjustments                               (21,382)                    -
                                                   -------------------   -------------------
     (Loss) before income taxes and
        Extraordinary item                                 (32,888)              (33,356)

     Provision for income taxes                              1,712                   112
                                                   -------------------   -------------------
     Net (loss) before extraordinary item                  (34,600)              (33,468)
     Extraordinary item - gain on discharge of debt         66,050                     -
                                                   -------------------   -------------------
     Net income (loss) applicable to common stock   $       31,450         $     (33,468)
                                                   ===================   ===================

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

         Comparable store sales (stores that were in operation for both periods) increased by 1.3% during fiscal year 2000 as compared to fiscal year 1999. As part of the Company's restructuring activities, eleven stores were closed in fiscal year 2000 and fourteen stores were closed in fiscal year 1999. Net sales for fiscal year 2000 were $338.4 million as compared to $374.7 million for fiscal year 1999, a decrease of approximately $36.2 million, or 9.7%. The decrease in reported net sales for fiscal year 2000 is the result of the stores closed during the year partially offset by the improved performance at the remaining stores. The closed stores had sales of $6.2 million in 2000 and $50.5 million in 1999.

         Gross profit for fiscal year 2000 was $120.2 million as compared $117.3 million for fiscal year 1999. Gross margin percent increased to 35.5% from 31.3% in the prior year. Gross margin for fiscal year 1999 included an inventory liquidation charge of $6.1 million at the closed stores. Excluding that charge, gross margin percentage from ongoing operations for fiscal year 1999 was 33.0%. The increase in gross profit percentage from ongoing operations from 33.0% to 35.5% was due primarily to an increase in the initial markup of merchandise as a result of a change in the merchandise mix.

         Selling, general and administrative expenses for fiscal year 2000 were $100.7 million as compared to $114.9 million during fiscal year 1999, a decrease of approximately $14.2 million, or 12.4%. As a percentage of net sales, selling, general and administrative expense decreased to 29.8% in fiscal year 2000 from 30.7% in the prior year. The dollar decrease in selling, general and administrative expenses was primarily related to the closing of eleven non-performing stores in March 2000 as well as reductions in corporate overhead.

         Depreciation and amortization for fiscal year 2000 was $10.0 million as compared to $12.0 million for fiscal year 1999. The decrease of $2.0 million in depreciation and amortization is due primarily to the closing of the eleven non-performing stores and also to certain fixed assets becoming fully depreciated in 2000.

         As a result of the items explained above, operating income increased by $18.9 million to $11.2 million, or 3.3% of sales, in fiscal year 2000 as compared to an operating loss of $(7.7) million, or (2.0)% of sales, in fiscal year 1999.

         Net interest expense for fiscal year 2000 was $2.1 million as compared to $5.8 million for fiscal year 1999, a decreased by $3.7 million. Interest related to the borrowings under bank credit facilities was $1.2 million, compared with $1.9 million for the comparable period in the prior year due to decreased borrowings. In fiscal year 1999, interest expense included $3.3 million for the old 11 7/8% senior notes. No interest has been accrued or paid on the old 11 7/8% senior notes since the Petition Date.

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

         Net sales were $374.7 million for fiscal year 1999, a decrease of approximately $45.9 million, or 10.9%, compared to $420.6 million during fiscal year 1998. Comparable store sales (sales at stores that were in operation for both periods) decreased by 5.3% during fiscal year 1999 as compared to fiscal year 1998. The Company opened no new stores in fiscal year 1999 and 3 new stores in fiscal year 1998, and closed 14 stores in fiscal year 1999 and 10 stores in fiscal year 1998. The decrease in reported net sales for fiscal year 1999 is the result of (i) the stores closed during the year, partially offset by increased sales at the new stores opened in 1998 and (ii) the decrease in comparable store sales of 5.3% during the year, due, in part, to the business interruption of the bankruptcy filing.

         Gross profit from operations, before markdowns related to closed stores, decreased by approximately $12.9 million to $123.4 million during fiscal year 1999 as compared to $136.3 million for fiscal year 1998. Gross margin as a percentage of net sales, before markdowns related to closed stores, increased to 33.0% for fiscal year 1999 from 32.4% in the prior fiscal year. Gross profit, including markdowns related to closed stores in fiscal year 1999 and 1998 of $6.1 million and $1.2 million respectively, decreased by approximately $17.8 million during fiscal year 1999 to $117.3 million as compared to $135.1 million in fiscal year 1998. Gross margin as a percentage of net sales, after markdowns related to closed stores, decreased to 31.3% in fiscal year 1999 from 32.1% in fiscal year 1998.
         The decrease in gross margin of (0.8) percentage points from 32.1% to
31.3 % is primarily the result of: (i) a one time charge in fiscal year 1999 for the liquidation of inventory in fourteen stores closed in 1999 which represents (1.2) percentage points, offset by a (ii) decrease in markdowns and a change in merchandise mix toward higher margin categories which represents 0.4 percentage points.

         Selling, general and administrative expenses decreased by approximately $1.2 million to $114.9 million in fiscal year 1999 as compared to $116.1 million in fiscal year 1998. As a percentage of net sales, selling, general and administrative expense increased to 30.7% in fiscal year 1999 from 27.6% in the prior year. The dollar decrease in selling, general and administrative expenses was primarily related to a reduction in payroll and advertising related to the closing of 14 stores.

         Depreciation and amortization for fiscal year 1999 decreased by approximately $0.2 million to $12.0 million as compared to $12.2 million for the prior fiscal year. The decrease in depreciation and amortization is attributable to (i) a decrease in depreciation related to the closing of the fourteen stores in 1999 and, a decrease in depreciation associated with the natural retirement of certain assets, offset by (ii) a increase in depreciation associated with $4.5 million of capital expenditures for 1999.

         As a result of the items explained above, operating income decreased by $17.7 million to a loss of $(7.7) million, or (2.0)% of sales, in fiscal year 1999 as compared to an operating income of $10.0 million, or 2.4% of sales, in fiscal year 1998.

         Interest expense decreased by $8.7 million to $5.8 million for fiscal year 1999 as compared to $14.5 million for fiscal year 1998 due to the reclassification of the old 11 7/8% senior notes to liabilities subject to compromise. No interest on the old senior notes has been accrued or paid since the Petition Date. As a result, interest expense on the Senior Notes was $3.3 million in fiscal year 1999 compared to $11.3 million in 1998.

QUARTERLY RESULTS AND SEASONALITY

         While the Company's net sales do not show significant seasonal variation, the Company's operating income has traditionally been significantly higher in its first and third fiscal quarters. The Company believes that its merchandise is purchased primarily by women who are buying for their own wardrobes rather than as gifts. As a result, the Company does not experience increases in net sales during the Christmas shopping season. Results of operations during the second and fourth quarters are traditionally impacted by end of season clearance events.

         The following table sets forth certain unaudited operating data for the Company's eight fiscal quarters ended February 3, 2001. The unaudited quarterly information includes all normal recurring adjustments which management considers necessary for a fair presentation of the information shown.

                                                       Fiscal 1999                                    Fiscal 2000
                                                       -----------                                    -----------
                                      First       Second      Third     Fourth          First      Second      Third         Fourth
                                     Quarter     Quarter     Quarter    Quarter        Quarter     Quarter    Quarter       Quarter

(unaudited)                                                  (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Net sales ....................   $ 105,296    $  87,386    $  92,075    $  89,900  $  89,817    $  73,148       88,560    $  86,911

Gross profit .................      33,968       22,839       33,140       27,392     29,173       26,040       33,876       31,144

Revenue from leased
departments ..................         584          347          311          653        383          330          359          677
                                 ---------    ---------    ---------    ---------  ---------    ---------    ---------    ---------

Operating profit .............      34,552       23,186       33,451       28,045     29,556       26,370       34,235       31,821

Selling, general and
   administrative expenses ...      31,543       29,611       26,956       26,776     27,180       22,790       24,425       26,336

Depreciation and
   amortization                      3,190        3,175        2,736        2,918      2,673        2,575        2,291        2,488
                                 ---------    ---------    ---------    ---------  ---------    ---------    ---------    ---------

Operating income (loss) ......        (181)      (9,600)       3,759       (1,649)      (297)       1,005        7,519        2,997
Interest expense                     3,660        1,177          525          442        423          244          476          961
                                 ---------    ---------    ---------    ---------  ---------    ---------    ---------    ---------
Income (loss) before
   reorganization
   costs, income taxes and
   extraordinary item ........      (3,841)     (10,777)       3,234       (2,091)      (720)         761        7,043        2,036

Reorganization costs .........          --       21,064       (2,833)       1,650      8,812        1,730       31,466           --

Provision for income taxes ...          38           28           14           32         50           61           18        1,583

Extraordinary item - gain on
   discharge of debt                    --           --           --           --         --           --       66,050           --

                                 ---------    ---------    ---------    ---------  ---------    ---------    ---------    ---------
Net income (loss) ............      (3,879)     (31,869)       6,053       (3,773)    (9,582)      (1,030)      41,609          453
                                 =========    =========    =========    =========  =========    ==========   =========    =========
Earnings per share:

  Basic and diluted net income
   (loss) ....................        --           --           --           --         --           --           --      $    0.14
                                                                                                                          =========

LIQUIDITY AND CAPITAL RESOURCES

         The Company entered into the New Credit Facility with Bankers Trust Company on the Effective Date of emergence. On the Effective Date, the Company paid off the balance owing on the DIP Facility of $9.1 million. The New Credit Facility provides for a $75.0 million revolving line of credit inclusive of a letter of credit facility and has a $15.0 million fixed asset sublimit. The fixed asset sublimit is reduced by $750,000 each quarter commencing January 1, 2001. As of April 1, 2001 the fixed asset sublimit is $13.5 million. The New Credit Facility is secured by substantially all of the Company's assets and expires on September 30, 2005. The availability of the revolving line of credit under the New Credit Facility is subject to certain inventory-related borrowing base requirements.

         In connection with entering into the credit agreement, the Company paid a fee of $1.1 million to Bankers Trust Company. The indebtedness under the New Credit Facility bears interest at variable rates based on LIBOR plus 4.0% or the prime rate plus 3.0% on borrowings less than or equal to the fixed asset sublimit. For borrowings in excess of the fixed asset sublimit the interest rates are LIBOR plus 2.5% or the prime rate plus 1.5%. There is an unused line fee of 0.50% per annum on the unused portion of the facility.

         The New Credit Facility contains certain customary covenants, including limitations on indebtedness, liens, and restricted payments. In addition, the Company is required to satisfy, among other things, certain financial performance criteria including minimum EBITDA requirements, fixed charge coverage and inventory turn ratios and maximum capital expenditure costs. The Company is in compliance with all of its loan covenants.

         During fiscal year 2000, cash flow provided by operations was $10.3 million. Cash flows provided by changes in current operating assets and liabilities were $4.7 million. Changes in current operating assets and liabilities were favorably impacted by an increase in accounts payable of $5.5 million which reflects the Company's ability to obtain more favorable credit terms from its suppliers.

         Cash flows used in investing activities were $5.7 million for fiscal year 2000. This represents capital expenditures and which increased from $4.5 million in fiscal year 1999 and a decrease from $9.9 million in fiscal year 1998. Capital expenditures for fiscal year 2000 include $3.0 million for the stores, $2.2 million for warehouse improvements and $0.5 million for computer software and hardware. The warehouse improvements are for the Company's distribution center in Rutherford, New Jersey. See "Distribution".

         Cash used in financing activities was $4.3 million for fiscal year 2000, representing repayments on the Company's DIP facility of $9.1 million, borrowings on the New Credit Facility of $6.6 million and miscellaneous financial fees of $1.7 million. In fiscal year 1999, the Company was operating as a debtor-in-possession and as a result repaid $32.8 million of debt on its revolving credit agreement and $2.3 million in revenue bonds and notes, for a total of $35.1 million net cash used in financing activities.

         As of April 16, 2001, the Company had borrowings of $12.3 million and letters of credit of $2.1 million outstanding under the New Credit Facility, with $45.6 million of remaining unused availability for borrowings. Average unused cash availability under the New Credit Facility averaged $45.6 million through the end of the fiscal year. The Company believes that cash generated from operations and funds available under the New Credit Facility will be sufficient to satisfy its cash requirements through the remainder of the fiscal year.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's outstanding long-term debt as of February 3, 2001 bears interest at a fixed rate of 11%; therefore, the Company's results of operations would only be affected by interest rate changes to the extent that fluctuating rate loans are outstanding under the Company's revolving credit facility.

        A hypothetical 100 basis point increase in interest rates relating to the Company's revolving credit facility for fiscal year 2000 and fiscal year 1999 would have decreased pre-tax income by $110,000 and $257,000, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are included at the end of this Annual Report on Form 10-K at the pages indicated below:
Report of Independent Auditors.....................................................................  F - 2

Balance Sheets at February 3, 2001 and January 29, 2000............................................  F - 3


Statements of Operations for the period October 10, 2000 through February 3,
     2001, the period January 30, 2000 through October 9, 2000
     and the fiscal years ended January 29, 2000 and January 30, 1999..............................  F - 4

Statements of Changes in Common Stockholders' Equity for the period October 10,
     2000 through February 3, 2001, the period January 30, 2000 through October
     9, 2000 and the fiscal years ended January 29, 2000
     and January 30, 1999..........................................................................  F - 5

Statements of Cash Flows for the period October 10, 2000 through February 3,
     2001, the period January 30, 2000 through October 9, 2000
     and the fiscal years ended January 29, 2000 and January 30, 1999..............................  F - 6

Notes to Financial Statements......................................................................  F - 7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The Company incorporates by reference herein the sections entitled "Election of Directors" and "Management" in the Company's Proxy Statement to be mailed to stockholders in connection with the Company's 2001 annual meeting.

ITEM 11. EXECUTIVE COMPENSATION

         The Company incorporates by reference herein the section entitled "Management" in the Company's Proxy Statement to be mailed to stockholders in connection with the Company's 2001 annual meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company incorporates by reference herein the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be mailed to stockholders in connection with the Company's 2001 annual meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Company incorporates by reference herein the sections entitled "Certain Relationships and Related Transactions" and "Management" in the Company's Proxy Statement to be mailed to stockholders in connection with the Company's 2001 annual meeting.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Documents filed as part of the report.

         (1)      List of Financial Statements

                  Report of Independent Auditors
                  Balance Sheets
                  Statements of Operations
                  Statements of Changes in Common Stockholders' Equity (Deficit) Statements of Cash Flows
                  Notes to Financial Statements

         (2)      List of Financial Statement Schedules

                  Schedule II, Valuation and Qualifying Accounts
                  Other schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

         (3)      List of Exhibits

         2.1 A copy of the Disclosure Statement , as amended, regarding the Plan of Reorganization, as amended, with certain exhibits thereto, of Loehmann's Holdings, Inc. filed as Exhibit T3E to Form-T3 (Commission File No. 0-28410) and incorporated herein by reference.

         2.2      Plan of  Reorganization  of Loehmann's,  Inc. filed as Exhibit
                  2.1 to the Loehmann's, Inc. Annual Report on Form 10-K for the year ended January 29, 2000 (Commission File No. 0-28410) and incorporated herein by reference.

         3.1 Amended and Restated Certificate of Incorporation of Loehmann's Holdings, Inc. filed as Exhibit T3A to Form-T3 (Commission File No. 0-28410) and incorporated herein by reference.

         3.2 Amended and Restated By-Laws of Loehmann's Holdings, Inc. filed as Exhibit T3B to Form-T3 (Commission File No. 0-28410) and incorporated herein by reference.

         4.1 Credit Agreement, dated as of September 29, 2000, among Loehmann's Operating Co., as Borrower, the Lenders, and Bankers Trust Company, as Agent filed as exhibit 10.1 on Form 8-K dated October 17, 2000 (Commission File No. 0-28410) and incorporated herein by reference.

         4.2 Senior Note Indenture between the Company and United States Trust Company of New York filed as Exhibit T3C to Form-T3 (Commission File No. 0-28410) and incorporated herein by reference.

         10.1     Lease Agreement, dated October 6, 1998, by And between Maurice
                  M. Weill, Trustee for Rutherford Property and Loehmann's, Inc. filed as Exhibit 10.6 to the Loehmann's, Inc. Annual Report on Form 10-K for the year ended January 29, 2000 (Commission File No. 0-28410) and incorporated herein by reference.

         10.2 Employment Agreement between Loehmann's Holdings, Inc. and Robert N. Friedman, dated as of January 1, 2001.*

         10.3 Employment Agreement between Loehmann's Holdings, Inc. and Robert Glass, dated as of January 1, 2001.*

         10.4     2000 Director Stock Option Plan dated December 20, 2000.*

         23       Consent of Independent Auditors.*


(b)      Reports on Form 8-K
         None filed in the fourth quarter.
--------------
*        Filed herewith

                          Index to Financial Statements

                            Loehmann's Holdings, Inc.

                                    Contents

Report of Independent Auditors.......................................................................F-2

Consolidated Balance Sheets at February 3, 2001 and January 29, 2000.................................F-3

Consolidated Statements of Operations for the period October 10, 2000 through
   February 3, 2001, the period January 30, 2000 through October 9, 2000 and the fiscal years ended January 29, 2000 and January 30,
   1999..............................................................................................F-4

Consolidated Statement of Changes in Common Stockholders' Equity for the period
   October 10, 2000 through February 3, 2001, the period January 30, 2000 through October 9, 2000 and the fiscal years ended January 29, 2000 and
   January 30, 1999..................................................................................F-5

Consolidated Statements of Cash Flows for the period October 10, 2000 through
   February 3, 2001, the period January 30, 2000 through October 9, 2000 and the fiscal years ended January 29, 2000 and January 30,
   1999..............................................................................................F-6

Notes to Financial Statements.......................................................................F-7


                         Report of Independent Auditors

The Board of Directors and Stockholders
of Loehmann's Holdings, Inc.

         We have audited the accompanying consolidated balance sheet of Loehmann's Holdings, Inc. as of February 3, 2001 (the Successor Company), and of Loehmann's, Inc. as of January 29, 2000 (the Predecessor Company), and the related consolidated statements of operations, cash flows and changes in stockholder's equity (deficit) for the period from October 10, 2000 to February 3, 2001 (the Successor Company), the period from January 30, 2000 to October 9, 2000 (the Predecessor Company); and each of the two years in the period ended January 29, 2000 (the Predecessor Company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurances about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As more fully described in Note 2 to the consolidated financial statements, effective October 10, 2000, the Company emerged from protection under chapter 11 of the U.S. Bankruptcy Code pursuant to a Reorganization Plan which was confirmed by the Bankruptcy Court on September 6, 2000. Accordingly, the accompanying February 3, 2001 balance sheet has been prepared in conformity with the AICPA Statement of Position 90-7 "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Successor Company as a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods as described in Note 2.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Loehmann's Holdings, Inc. as of February 3, 2001, and of Loehmann's, Inc. as of January 29, 2000, and the consolidated results of their operations and their cash flows for the period from October 10, 2000 to February 3, 2001, the period from January 30, 2000 to October 9, 2000, and each of the two years in the period ended January 29, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP
New York, New York
March 12, 2001

                            Loehmann's Holdings, Inc.

                           Consolidated Balance Sheets

                                 (In thousands)

                                                                        Successor           Predecessor
                                                                         Company              Company
                                                                      --------------      -----------------
                                                                        February              January
                                                                         3, 2001              29, 2000
                                                                      --------------      -----------------
ASSETS
Current assets:
   Cash and cash equivalents                                            $    1,587          $    1,229
   Accounts receivable and other assets                                      3,346               3,388
   Merchandise inventory                                                    45,731              46,674
                                                                      --------------      -----------------
Total current assets                                                        50,664              51,291

Property, equipment and leaseholds, net                                     48,142              56,019
Deferred debt issuance costs and other assets, net                           1,490               2,840
Reorganization value in excess of identifiable assets, net                  19,478                   -
Purchase price in excess of net assets acquired, net                             -              36,923
                                                                      --------------      -----------------
Total assets                                                          $    119,774        $    147,073
                                                                      ==============      =================

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY (DEFICIT) CURRENT LIABILITIES:
   Accounts payable                                                   $     12,120          $    6,530
   Accrued expenses                                                         18,068              12,495
   Accrued interest                                                            931                  57
   Revolving line of credit                                                  6,568                   -
   DIP credit agreement                                                          -               9,120
   Current portion of long-term debt                                             -                  70
                                                                      --------------      -----------------
Total current liabilities                                                   37,687              28,272

Long-term debt:
   11% senior notes due December 2005                                       25,000                   -
   Notes payable                                                                 -                 321
                                                                      --------------      -----------------
Total long-term debt                                                        25,000                 321

Liabilities subject to compromise                                                -             143,552

Other noncurrent liabilities                                                 4,492               3,776

Common stockholders' equity (deficit):
   Common stock, $0.01 par value, 5,500,000 shares authorized and
     3,333,333 issued and outstanding at February 3, 2001                       33                   -
   Common stock, $0.01 par value, 25,000,000 shares authorized and
     9,053,967 shares issued and outstanding at January 29, 2000                 -                  90
   Class B convertible common stock, 469,237 shares authorized;
     26,087 shares issued and outstanding at January 29, 2000                    -                 142
   Additional paid-in capital                                               49,967              81,760
   Retained earnings (accumulated deficit)                                   2,595            (110,840)
                                                                      --------------      -----------------
Total common stockholders' equity (deficit)                                 52,595             (28,848)
                                                                      --------------      -----------------
Total liabilities and common stockholders' equity (deficit)           $    119,774        $    147,073
                                                                      ==============      =================

The accompanying notes are an integral part of these financial statements.

                            Loehmann's Holdings, Inc.

                      Consolidated Statements of Operations

                      (In thousands, except per share data)

                                                                   Successor                            Predecessor
                                                                    Company                              Company
                                                              ---------------------  -----------------------------------------------
                                                                  Period From           Period From      Fiscal year  Fiscal year
                                                              October 10, 2000 to     January 30, 2000  ended January nded January
                                                                February 3, 2001     to October 9, 2000    29, 2000     30, 1999
                                                              ---------------------  -----------------------------------------------
Net sales                                                       $       106,230      $        232,206     $   374,657  $   420,556
Cost of sales                                                            67,367               150,836         257,318      285,425
                                                              ---------------------  -----------------------------------------------
Gross profit                                                             38,863                81,370         117,339      135,131

Revenue from leased departments                                             758                   991           1,895        1,991
                                                              ---------------------  -----------------------------------------------
Operating profit                                                         39,621                82,361         119,234      137,122

Selling, general, and administrative expenses                            31,307                69,424         114,886      116,096
Depreciation and amortization                                             2,949                 7,078          12,019       12,201
Credit for store closings and impairment of assets                            -                     -               -       (1,216)
                                                              ---------------------  -----------------------------------------------
Operating income (loss)                                                   5,365                 5,859          (7,671)      10,041

Interest expense, net                                                     1,186                   918           5,804       14,514
                                                              ---------------------  -----------------------------------------------
Income (loss) before reorganization costs, income taxes and               4,179                 4,941         (13,475)      (4,473)
   extraordinary item

Reorganization costs and fresh start adjustments                              -                42,008          19,881            -
                                                              ---------------------  -----------------------------------------------
Net income (loss) before income taxes and extraordinary item              4,179               (37,067)        (33,356)      (4,473)

Provision for income taxes, net                                           1,584                   128             112          115
                                                              ---------------------  -----------------------------------------------
Net income (loss) before extraordinary item                               2,595               (37,195)        (33,468)      (4,588)

Extraordinary gain on discharge of debt                                       -                66,050               -            -
Extraordinary loss on early extinguishment of debt                            -                     -               -         (560)
                                                              ---------------------  -----------------------------------------------
Net income (loss) applicable to common stock                    $         2,595        $       28,855     $   (33,468) $    (5,148)
                                                              =====================  ===============================================

Earnings per share:
   Basic and diluted net income                                 $          0.78
                                                              =====================

Weighted average number of common shares outstanding                      3,333
                                                              =====================
Weighted average number of common shares and
   common share equivalents outstanding                                   3,333
                                                              =====================

The accompanying notes are an integral part of these financial statements.

                                                      Loehmann's Holdings, Inc.

                                  Consolidated Statement of Changes in Common Stockholders' Equity

                                                (In thousands, except share amounts)

    Predecessor Company                                     Common Stock     Class B Common Stock
                                                      ---------------------  --------------------Additional
                                                       Number of    Amount   Number of   Amount   Paid-in   Accumulated
                                                        Shares                Shares              Capital     Deficit     Totals
Balances as of January 31, 1998                       8,976,932  $       89   48,431   $    244  $ 81,597  $  (72,224)  $    9,706
Exercise of stock options                                53,331           1     --         --          59        --             60
Conversion of Class B common stock                       22,344        --    (22,344)      (102)      102        --           --
Net loss for the fiscal year ended January 30, 1999        --          --       --         --        --        (5,148)      (5,148)
                                                     ----------  ----------  -------   --------  --------  ----------   ----------
Balances as of January 30, 1999                       9,052,607  $       90   26,087   $    142  $ 81,758  $  (77,372)  $    4,618
                                                     ----------  ----------  -------   --------  --------  ----------   ----------
Exercise of stock options                                 1,360        --       --         --           2        --              2
Net loss for the fiscal year ended January 29, 2000        --          --       --         --        --       (33,468)     (33,468)
                                                     ----------  ----------  -------   --------  --------  ----------   ----------
Balances as of January 29, 2000                       9,053,967  $       90   26,087   $    142  $ 81,760  $ (110,840)  $  (28,848)
                                                     ----------  ----------  -------   --------  --------  ----------   ----------
Fresh start adjustments                              (9,053,967)        (90) (26,087)      (142)  (81,760)     81,985           (7)
Net income for the period ending October 9, 2000           --          --       --         --        --        28,855       28,855
                                                     ----------  ----------  -------   --------  --------  ----------   ----------
Balances as of October 9, 2000                             --    $     --       --     $   --    $   --    $     --     $     --
                                                     ==========  ==========  =======   ========  ========  ==========   ==========

    Successor Company                                                Common Stock
                                                               -----------------------   Additional
                                                                 Number of                 Paid-in      Retained
                                                                  Shares      Amount       Capital      Earnings       Totals
                                                               -------------------------------------------------------------------

    Balances as of October 10, 2000                                      -  $      -    $          -  $         -   $          -
    Distribution of new common shares                            3,333,333        33          49,967            -         50,000
    Net income for the 117-day period ended February 3, 2001             -         -               -        2,595          2,595
                                                               -------------------------------------------------------------------
    Balances as of February 3, 2001                              3,333,333  $     33    $     49,967     $  2,595   $     52,595
                                                               -------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                            Loehmann's Holdings, Inc.

                      Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                 SUCCESSOR                         Predecessor
                                                                  COMPANY                            Company
                                                               ---------------     ---------------------------------------------
                                                                PERIOD FROM         Period from
                                                                OCTOBER 10,         January 30,    Fiscal year    Fiscal year
                                                                  2000 TO             2000 to         ended          ended
                                                                  FEBRUARY           October 9,      January        January
                                                                  3, 2001               2000         29, 2000       30, 1999
                                                               ---------------     ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                              $      2,595        $     28,855   $    (33,468)   $    (5,148)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                    2,949               7,078         12,019         12,201
     Reorganization items                                                 -               8,446         10,118              -
       Gain on discharge of debt                                          -             (66,050)             -              -
       Fresh start adjustments                                            -              21,382              -              -
       Write-off of deferred financing fees on early
         Extinguishment of debt                                           -                   -              -             60
     Changes in assets and liabilities:
       Accounts receivable and other assets                           1,665              (1,832)         1,495            692
       Merchandise inventory                                          9,239              (9,778)        22,931         (2,084)
       Accounts payable                                              (4,694)             10,229         12,991          3,974
       Accrued expenses                                              (2,582)              1,560         10,324         (7,601)
       Accrued interest                                                 931                   -          3,041            192
                                                               ---------------     ---------------------------------------------
 Net change in current assets and liabilities                         4,559                 179         50,782         (4,827)
 Net change in other noncurrent assets and liabilities                  433                (111)            11           (443)
                                                               ---------------     ---------------------------------------------
Total adjustments                                                     7,941             (29,076)        72,930          6,991
                                                               ---------------     ---------------------------------------------
Net cash provided by (used in)  operations                           10,536                (221)        39,462          1,843

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                 (2,731)             (2,956)        (4,454)        (9,938)
                                                               ---------------     ---------------------------------------------
Net cash used in investing activities                                (2,731)             (2,956)        (4,454)        (9,938)
                                                               ---------------     ---------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
(Payments) borrowings on DIP credit agreement                             -              (9,120)         9,120              -
(Payments) borrowings on revolving credit facility, net              (9,177)             15,745        (41,880)         8,109
Repayments on revenue bonds and notes                                     -                   -         (2,250)             -
Financing fees                                                          (75)                  -           (144)          (432)
Other financing activities, net                                           -              (1,643)            50            (24)
                                                               ---------------     ---------------------------------------------
Net cash (used in) provided by financing activities                  (9,252)              4,982        (35,104)         7,653
                                                               ---------------     ---------------------------------------------

Net (decrease) increase in cash and cash equivalents                 (1,447)              1,805            (96)          (442)
Cash and cash equivalents at beginning of period                      3,034               1,229          1,325          1,767
                                                               ---------------     ---------------------------------------------
Cash and cash equivalents at end of period                       $    1,587          $    3,034     $    1,229     $    1,325
                                                               ===============     =============================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the fiscal year for interest                    $      305          $      975     $    2,547     $   14,527
                                                               ===============     =============================================

Cash (refunded) paid during the fiscal year for income taxes     $      (87)         $      128     $      112     $      104
                                                               ===============     =============================================

The accompanying notes are an integral part of these financial statements.

                            Loehmann's Holdings, Inc.

                          Notes to Financial Statements


1.  ORGANIZATION

         Loehmann's Holdings, Inc. ("Loehmann's" or the "Company"), a Delaware corporation , was formed pursuant to the Company's emergence from bankruptcy on October 10, 2000. Loehmann's Holdings, Inc. is the parent company of Loehmann's, Inc. and owns 100% of its common stock. In addition to the formation of Loehmann's Holdings. Inc., two new wholly-owned subsidiaries of Loehmann's, Inc. were formed and all of the Company's assets were transferred to these subsidiaries, Loehmann's Operating Co. and Loehmann's Real Estate Holdings, Inc. Loehmann's is a leading upscale off-price specialty retailer of well known designer and brand name women's fashion apparel, men's furnishing, accessories and shoes.

2.  CHAPTER 11 PROCEEDINGS AND BASIS OF PRESENTATION

         On May 18, 1999 (the "Petition Date") Loehmann's, Inc. filed a petition for relief under chapter 11 of the Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

         On July 28, 2000 Loehmann's, Inc. filed a Second Amended Plan of Reorganization (the "Second POR") with the Bankruptcy Court. The Second POR was subsequently accepted by the required percentages of those creditors entitled to vote on the plan. A plan confirmation hearing was held on September 6, 2000 and the Second POR, as further modified on that date (the "Amended POR"), was confirmed by the Bankruptcy Court. On October 10, 2000, Loehmann's Operating Co. entered into a secured credit facility with Bankers Trust Company (the "New Credit Facility"). Concurrently, Loehmann's Holdings, Inc., entered into an indenture (the "Senior Notes Indenture") for 11% Senior Notes due 2005 (the "New Senior Notes"). As a result of both of these agreements being finalized, all conditions precedent to the effectiveness of the Amended POR were met and the Amended POR become effective on October 10, 2000 (the "Effective Date"), thereby allowing the Company to formally emerge from bankruptcy. From the Petition Date until the Effective Date, Loehmann's, Inc. operated as a debtor-in-possession under the Bankruptcy Code.

         Under the Amended POR, Loehmann's Holdings, Inc. was formed and distributed 3,333,333 shares of common stock, par value $0.01 per share (the "New Common Stock"), and $25,000,000 of New Senior Notes to the general unsecured creditors of Loehmann's, Inc. Distributions to the general unsecured creditors of Loehmann's, Inc. were made in New Common Stock or in a combination of New Common Stock and New Senior Notes depending on the elections made by the holders of general unsecured claims. Under the Amended POR no stockholders and option holders of Loehmann's, Inc. common stock received any distribution

         The following table describes the periods presented in the financial statements, related notes to the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations:

Period                                                        Referred to as
------                                                        --------------
Results for the Successor  Company From
October 10, 2000  to February 3, 2001                "Successor Company 2000 117-Day Period"


                            Loehmann's Holdings, Inc.

                          Notes to Financial Statements

Results for the Predecessor Company From
January 30, 2000 to October 9, 2000                  "Predecessor Company 2000 254-Day Period"

Combined Successor Company 2000 117-Day
 Period and Predecessor Company 2000
 254-Day Period                                      "Fiscal Year 2000"

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the accounts of subsidiaries. Intercompany transactions have been eliminated in the consolidation.

         FISCAL YEAR
         The Company follows the standard fiscal year of the retail industry, which is a 52 or 53-week period ending on the Saturday closest to January 31. The fiscal year ended February 3, 2001 had 53 weeks; the fiscal years ended January 29, 2000 and January 30, 1999 had 52 weeks.

         CASH AND CASH EQUIVALENTS
         The Company considers all highly liquid marketable securities purchased with an original maturity of three months or less to be cash and cash equivalents.

         MERCHANDISE INVENTORY
         Merchandise inventory is valued at the lower of cost or market as determined by the retail inventory method, which the Company believes approximates fair value. However, certain warehoused inventory that is not immediately available for sale is valued on a specific cost basis. The merchandise inventory valued on a specific cost basis at February 3, 2001 and January 29, 2000 was $12.7 million and $11.1 million, respectively.

         REVENUE RECOGNITION
         The Company recognizes revenue when goods are sold, at retail, to customers in their stores. The Company has adopted SAB 101 and sales of leased departments are not reflected in the net sales reported on the Company's statements of operations. Instead, the revenue from leased departments is shown as revenue from leased departments on the statements of operations. This restatement had no effect on the Company's net income or loss for any period. The Predecessor Company's net sales were reduced by $11.4 million in 1999 and $11.5 million in 1998.

         LEASED DEPARTMENT SALES
         Fragrances and furs are leased departments. In accordance with the adoption of SAB 101, sales of this merchandise are not included in the net sales shown on the Company's statements of operations. Commissions from fragrance and fur sales are shown as revenue from leased departments on the Company's statements of operations.

         ADVERTISING EXPENSE
         The cost of advertising is expensed as incurred. Advertising costs were $10.6 million, $16.3 million, and $17.1 million during fiscal years 2000, 1999, and 1998, respectively.

                            Loehmann's Holdings, Inc.

                          Notes to Financial Statements

         DEPRECIATION AND AMORTIZATION
         Building and furniture, fixtures and equipment are depreciated on a straight-line basis over their estimated useful lives. Leasehold interests represent the beneficial value of operating leases as determined by an independent appraisal of the individual leases at the date such leases were acquired by the Company and such amounts are amortized on a straight-line basis over the related lease term.

         Leasehold improvements are amortized on a straight-line basis over the shorter of the related lease terms or their useful life.

         PRE-OPENING COSTS
         Expenses incurred in connection with the opening of new stores are expensed in the fiscal quarter in which the store opens. There were no pre-opening costs incurred in fiscal years 2000 and 1999. Pre-opening costs incurred in fiscal year 1998 were $0.6 million.

         REORGANIZATION VALUE IN EXCESS OF IDENTIFIABLE ASSETS
         As part of the Company's emergence from bankruptcy, the Company's reorganization value was established at $75 million. In allocating the reorganization value, the Company's assets were recorded at their assumed fair value with the excess of the reorganization value over the value of identifiable assets reported as reorganization value in excess of identifiable assets, which is being amortized over 25 years. The accumulated amortization at February 3, 2001 was $0.2 million.

         CAPITALIZED INTEREST
         Interest on borrowed funds is capitalized during construction of property and is amortized by charges to earnings over the depreciable lives of the related assets. There was no capitalized interest in fiscal years 2000 and 1999. Interest of $0.3 million was capitalized during fiscal year 1998.

         DEFERRED DEBT ISSUANCE COSTS
         Deferred debt issuance costs are amortized over the terms of the related debt agreement. Deferred debt issuance costs were $1.2 million at February 3, 2001 and $4.7 million at January 29, 2000. Amortization expense for fiscal years 2000, 1999, and 1998 amounted to $0.5 million, $0.9 million and $0.8 million, respectively. Total accumulated amortization at February 3, 2001 and January 29, 2000 amounted to $0.1 million in both periods.

         INCOME TAXES
         Income taxes are provided using the liability method.

         USE OF ESTIMATES
         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         NET INCOME PER SHARE OF COMMON STOCK
         Basic earnings per share ("EPS") is determined by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is determined by dividing net

                            Loehmann's Holdings, Inc.

                          Notes to Financial Statements

income by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the period. The Company's New Common Stock was distributed following the Company's emergence from bankruptcy on October 10, 2000. No EPS calculations are shown for periods prior to the distribution of the new shares.

         OTHER COMMENTS
         Certain items in fiscal 1999 and fiscal 1998 have been reclassified to present them on a basis consistent with the Successor Company 2000 117-Day Period.

4.   REORGANIZATION ITEMS AND FRESH START ADJUSTMENTS

         In accounting for the effects of the reorganization, the Company implemented the American Institute of Certified Public Accountant's Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"). SOP 90-7 was applicable because pre-reorganization shareholders received none of the Company's New Common Stock and the reorganization value of the assets of the successor company was less than the total pre-petition liabilities allowed plus post-petition liabilities.

         As set forth in the Loehmann's, Inc. Amended POR, the Company's reorganization value was established at $75.0 million. Two methodologies were used to derive the reorganization value: (i) a comparison of the Company and its projected performance to how the market values comparable companies, and (ii) a calculation of the present value of the free cash flows under the Company's financial projections, including an assumption of a terminal value.

         In allocating the reorganization value, the Company's assets were recorded at their assumed fair value with the excess of the reorganization value over the value of identifiable assets reported as reorganization value in excess of identifiable assets, which is being amortized over 25 years. In applying SOP 90-7, the Company wrote off $36.2 million of purchase price in excess of net assets acquired relating to a leveraged buyout transaction in 1988.

         The net effect of all fresh start adjustments resulted in a charge of $21.4 million, which is reflected in the statements of operations for the Predecessor Company for the period from January 30, 2000 to October 9, 2000.

         The effect of the Amended POR and the application of fresh start accounting on the Predecessor Company's October 10, 2000 preconfirmation balance sheet is as follows:

                            Loehmann's Holdings, Inc.

                          Notes to Financial Statements

                                                                              Confirmation of Plan
                                                                    -----------------------------------------
(in thousands)                                Pre-Fresh Start
                                               Balance Sheet           Debt                                     Balance Sheet
                                              October 10, 2000       Discharge             Fresh Start          October 10, 2000
                                             -------------------    ---------------      ---------------      -------------------
ASSETS
Current assets:
   Cash and cash equivalents                 $          3,034                                                 $        3,034
   Accounts receivable and other assets                 5,220                            $      (209)(e)               5,011
   Merchandise inventory                               56,452                                 (1,482)(f)              54,970
                                             -------------------                                              -------------------
Total current assets                                   64,706                                                         63,015

Property, equipment and equipment, net                 48,332                                   (500)(g)              47,832
Deferred debt issuance costs and other
   assets, net                                          3,280       $    (1,541)(a)                                    1,739
Purchase price in excess of net assets
   acquired, net                                       36,173                                (36,173)(h)                  -
Reorganization value in excess of
   identifiable assets                                      -                                 19,722(i)               19,722
                                             -------------------    ---------------      ---------------      -------------------
Total assets                                 $        152,491       $    (1,541)          $  (18,642)           $    132,308
                                             ===================    ===============      ===============      ===================

LIABILITIES AND COMMON STOCKHOLDERS'
(DEFICIT) EQUITY
Current liabilities:
   Accounts payable                          $         16,814                                                   $     16,814
   Accrued expenses                                    13,527       $     4,360(b)        $    2,740(j)               20,627
   Revolving line of credit                            15,745                                                         15,745
                                             -------------------                                              -------------------
Total current liabilities                              46,086                                                         53,186

11% Senior Notes due 2005                                  -             25,000(c)                                    25,000

Liabilities subject to compromise                     145,411          (145,411)(d)                                        -

Other noncurrent liabilities                            4,122                                                          4,122

Stockholders' equity (deficit)                        (43,128)          114,510              (21,382)                 50,000
                                             -------------------    ---------------      ---------------      -------------------
Total liabilities and stockholders' equity   $        152,491       $    (1,541)          $  (18,642)          $     132,308
                                             ===================    ===============      ===============      ===================

(a)      Write-off of deferred financing fees on old 11 7/8% senior notes
(b) Reclass portion of liabilities subject to compromise to be paid in cash. Includes lease cure payments of $966, convenience claims of $137 and reclamation claims of $3,257
(c)      Issuance of new 11% Senior notes due 2005
(d)      Discharge of debt
(e)      Reserve for uncollectible receivables
(f) Adjustment to inventory for discontinued product offerings and a change in accounting for the capitalization of inventory preparation costs
(g) Write-off of property, plant and equipment due to the exiting of the Bronx, New York warehouse facility
(h) Elimination of Predecessor Company purchase price in excess of net assets acquired
(i)      Record reorganization value in excess of identifiable assets
(j) Record accrual for sales return of $1,045 in accordance with the adoption of SAB 101, a reserve for additional severance costs in connection with the exiting of the Bronx, New York warehouse facility of $200 and other fresh start adjustments for $1,495

                            Loehmann's Holdings, Inc.

                          Notes to Financial Statements

5.   INCOME TAXES

         The Company's provision for income taxes primarily represents state and local minimum and alternative minimum taxes.

         Significant components of deferred tax assets and liabilities are as follows:

                                                            Successor          Predecessor
                                                             Company             Company
                                                         ----------------    -----------------
                                                            February             January
                                                             3, 2001            29, 2000
                                                         ----------------    ----------------
  (in thousands)
  Deferred tax assets:
     Net operating loss carryforwards                      $  10,825           $  31,213
     Excess tax depreciation and amortization                    860               3,131
     Store closing reserve                                       459                   -
     Capitalization of inventory expenses                        613                 632
     Other, net                                                  719                 877
                                                         ----------------    ----------------
  Total deferred tax assets                                   13,476              35,853
                                                         ----------------    ----------------
  Deferred tax liabilities                                         -                (272)

  Net deferred tax assets                                     13,476              35,581
  Less valuation allowance                                   (13,476)            (35,581)
                                                         ----------------    ----------------
                                                           $       -            $      -
                                                         ====================================

         Following is a reconciliation of the statutory Federal income tax rate and the effective income tax rate application to earnings before income taxes:

                                                                  Successor          Predecessor
                                                                   Company             Company
                                                                ---------------     ---------------
                                                                   February            January
                                                                   3, 2001             29, 2000
                                                                ---------------     ---------------
  Statutory tax rate                                                   35.0%               35.0%
  Valuation allowance adjustment                                       (4.7)              (33.9)
  Goodwill                                                              8.3                (1.4)
  Other, net                                                            0.4                 -
                                                                ---------------     ---------------
     Effective tax rate                                                39.0%               (0.3)%
                                                                ===============     ===============

         At February 3, 2000, the Company had a net operating loss carryforward of approximately $27.7 million for regular tax purposes. Net operating losses begin to expire in 2019 and future years.

                            Loehmann's Holdings, Inc.

                          Notes to Financial Statements
6.   DEBT

         The Company's long-term debt consists of:

                                                          Successor              Predecessor
                                                           Company                 Company
                                                       -----------------       ----------------
                                                           February                January
                                                           3, 2001                29, 2000
                                                       -----------------       ----------------
 (In thousands)
 Revolving line of Credit (a)                           $        6,568         $
                                                                                             -
 DIP facility (b)                                                    -                   9,120
 11%  senior notes, due 2005 (c)                                25,000                       -
   51/2%  City of New York note due in varying
                installments to 2004 (d)                             -                     391
                                                       -----------------       ----------------
                                                                31,568                   9,511
 Less current maturities                                         6,568                   9,190
                                                       -----------------       ----------------
 Debt                                                      $    25,000             $       321
                                                       =================       ================

(a) The Company entered into the New Credit Facility with Bankers Trust Company on the Effective Date of emergence. The New Credit Facility provides for a $75.0 million revolving line of credit and letter of credit facility with a $15.0 million fixed asset sublimit. The fixed asset sublimit is reduced by $0.8 million each quarter commencing on January 1, 2001. The New Credit Facility is secured by substantially all of the Company's assets and expires on September 30, 2005. The availability of the revolving line of credit and letters of credit under the New Credit Facility is subject to certain inventory-related borrowing base requirements. In connection with entering into the credit agreement, the Company paid a fee of $1.1 million to Bankers Trust Company. The indebtedness under the New Credit Facility bears interest at variable rates based on LIBOR plus 4.0% or the prime rate plus 3.0% on borrowings less than or equal to the fixed asset sublimit. For borrowings in excess of the fixed asset sublimit the interest rates are LIBOR plus 2.5% or the prime rate plus 1.5%. There is an unused line fee of 0.50% per annum on the unused portion of the facility.

     The New Credit Facility contains certain customary covenants, including limitations on indebtedness, liens and restricted payments. In addition, the Company is required to satisfy, among other things, certain financial performance criteria including minimum EBITDA requirements, fixed charge coverage and inventory turn ratios and maximum capital expenditure costs.

(b) On June 7, 1999, the Bankruptcy Court entered a final order approving a $75.0 million debtor possession financing (the "DIP Facility") with Congress Financial Corporation. The DIP Facility provided for a revolving line of credit and a letter of credit facility aggregating $75.0 million. On the Effective Date, the Company paid off the balance owing on the DIP Facility of $15.7 million.

(c) The 11% Senior Notes due 2005 were issued under the Senior Note Indenture between Loehmann's Holdings, Inc. and United States Trust Company of New York, the trustee, dated October 10, 2000. In the initial distribution to creditors, $25.0 million of notes were issued to those general unsecured creditors of Loehmann's, Inc. who elected to receive the New Senior Notes as part of their distribution. Interest on the New Senior Notes shall be payable as follows: (1) the first payment of interest due on April 30, 2001 shall be paid through the addition of such interest to the accreted value of the New Senior Notes on such date; (2) thereafter, the Company shall have the option to pay interest on the Senior Notes on each interest payment date either in cash or through the addition of such interest to the accreted value of the Senior Notes on the applicable interest payment date; provided that the Company shall be required to pay interest on the Senior Notes in cash on any particular interest payment date if, as of such interest payment date, the Company would have had, on a pro forma basis, positive free cash flow as defined in the New Credit Facility agreement.

                            Loehmann's Holdings, Inc.

                          Notes to Financial Statements

(d)  This note was paid off in 2000.

7.       LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS

         As part of fresh start accounting, liabilities subject to compromise in the amount of $145.4 million were written off as part of the discharge of debt in the bankruptcy. These liabilities consisted of the following:

                                                                 (in thousands)

        11 7/8% Senior notes                                    $     95,000
        Accounts payable - trade                                      30,727
        Accrued interest on senior notes                               5,740
        Reserve for lease rejection claims                             7,789
        Other liabilities                                              6,155
                                                              -----------------
        Total liabilities subject to compromise                 $    145,411
                                                              =================

         The Company in accordance with SOP 90-7, recorded all transactions incurred as a result of the chapter 11 filing separately as reorganization items. Accordingly, reorganization items included in the statements of operations include the following:

                                                                 Period From
                                                             January 30, 2000 to
                                                               October 9, 2000
                                                              ------------------
                                                                (in thousands)

        Fresh start adjustments                                 $     21,382
        Write off of assets at closed stores                           4,010
        Professional fees                                              3,925
        Accrued lease rejection claims                                 2,840
        Other                                                          9,851
                                                              ------------------
        Total reorganization costs                              $     42,008
                                                              =================

8.   PROPERTY, EQUIPMENT AND LEASEHOLDS, NET

         Property, equipment and leaseholds are recorded at cost less accumulated depreciation and amortization. The components of property, equipment and leaseholds are as follows:

                            Loehmann's Holdings, Inc.

                          Notes to Financial Statements

                                                                     SUCCESSOR         Predecessor
                                                                      COMPANY            Company
                                                  --------------------------------    ---------------
                                                       USEFUL         FEBRUARY           January
                                                       LIVES          3, 2001            29, 2000
                                                  --------------------------------    ---------------
(In thousands)                                       (In years)
Building                                                  20         $    9,031         $    9,031
Furniture, fixtures and equipment                        3-8             38,896             49,714
Leasehold interests                                     5-29             34,947             39,277
Leasehold improvements                                  5-29             36,535             35,896
                                                                   ---------------    ---------------
Total property, equipment and leaseholds                                119,409            133,918

Accumulated depreciation and amortization                               (71,267)           (77,899)
                                                                   ---------------    ---------------
Property, equipment and leaseholds, net                              $   48,142         $   56,019
                                                                   ===============    ===============

9.   EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted loss per share:

                                                                                     Period From
                                                                                  October 10, 2000
                                                                                   to February 3,
                                                                                        2001
                                                                                  ------------------
 NUMERATOR
 Net operating income                                                               $         2,595
                                                                                  ------------------
 Numerator for basic and diluted income per share                                             2,595
                                                                                  ==================
 DENOMINATOR
 Denominator for basic income per share--weighted average shares                              3,333
                                                                                  ------------------
 Denominator for diluted  per share--adjusted weighted average shares and
    assumed conversions                                                                       3,333
                                                                                  ==================
 Basic & diluted income per share                                                   $          0.78
                                                                                  ==================

         Options to purchase 232,500 shares of Common Stock at an average price of $15.00 per share were outstanding at February 3, 2001, but were not included in the computation of diluted income per share because the options exercise price is greater than the fair market value of the common shares.

10.   STOCK OPTION PLANS

         On December 20, 2000, the Company's Board of Directors approved a stock option plan for the Company's non-employee directors (the "2000 Director Option Plan"). Under the terms of such plan, the aggregate number of shares granted may not exceed 200,000 shares. Options are granted at the discretion of the Board of Directors at an exercise price equal to the fair market price of the shares on the date the option is granted. Options are immediately exercisable in whole or in part and have a ten year term subject to early termination as provided in the 2000 Director Option Plan. Options to purchase 75,000 shares were granted under 2000 Director Option Plan on February 27, 2001 at an exercise price of $5.00 per share.

                            Loehmann's Holdings, Inc.

                          Notes to Financial Statements

         Upon the Company's emergence from bankruptcy, the Company adopted an Equity Incentive Plan for key senior management. 425,000 shares of its new common stock were reserved for future issuance upon the exercise of stock options granted or to be granted pursuant to such plan. On the Effective Date, the Company granted options to purchase an aggregate of 262,500 shares of common stock at an exercise price of $15.00 per share to certain key senior management employees. One quarter of these options vested on the Effective Date and an additional quarter will vest on each of the first three anniversaries of the Effective Date.

         The Company has elected to follow APB 25 and related interpretations in accounting for stock options and accordingly, has recognized no compensation expense with respect to options granted to key employees or options granted to non-employee directors. The options granted to key employees were granted at a time when there was no trading in the Company's stock on any securities exchange and the option price was consistent with the valuation of the Company in its plan of reorganization. The options granted to directors were granted at a price determined by the Board of Directors to be equal to the fair market value of such shares based upon trading in shares of the Company's stock at the time of grant.

11.   COMMITMENTS AND CONTINGENCIES

         The Company is the lessee under various long-term operating leases for store locations and equipment rentals for up to 29 years, including renewal options. The leases typically provide for three five-year renewals that are automatic unless the Company elects to terminate the lease. Rent expense related to these leases amounted to $14.5 million, $18.0 million and $18.4 million for the fiscal years ended February 3, 2001, January 29, 2000, and January 30, 1999, respectively.

         Future minimum payments for the operating leases consisted of the following at February 3, 2001:


                   (In thousands)

                   2001                         $    14,167
                   2002                              14,596
                   2003                              14,258
                   2004                              13,895
                   2005                              13,396
                   Thereafter                        88,966
                                            --------------------
                   Total                        $   159,278
                                            ====================

         The Company is involved in litigation arising in the normal course of business. In the opinion of management the expected outcome of litigation will not have a material adverse effect on the Company's financial position.

12.   CHARGE FOR STORE CLOSINGS

         During the first quarter of fiscal 2000, the Company implemented a plan to close eleven underperforming stores. These closures were intended to improve the Company's future profitability and

                            Loehmann's Holdings, Inc.

                          Notes to Financial Statements

liquidity. During the year ended February 3, 2001, certain of the leases of the closed stores were sold at a Bankruptcy Court authorized auction. The net proceeds from the sales were $0.2 million. The charge for store closings for the year ended February 3, 2001 consisted of:

                  (In thousands)

                 Write-offs of property, plant and equipment    $   4,010
                 Lease rejection claims                             2,840
                 Proceeds from the sale of leases                    (218)
                 Other expenses                                       888
                                                                ------------
                 Charge for store closings                      $   7,520
                                                                ============

         During the second quarter of fiscal 1999, the Company implemented a plan to close fourteen underperforming stores and, as a result, recorded a $12.9 million charge to reorganization costs. These closures were intended to improve the Company's future profitability and liquidity. The charge for store closings consisted of write-offs of property, plant and equipment, costs associated with net lease obligations and other expenses of $10.1 million, $2.3 million and $0.5 million, respectively.

13.   EMPLOYEE BENEFIT PLANS

         In October 1996, the Company established a defined contribution retirement savings plan (401 (k)) covering all eligible employees. This plan succeeds the previously discretionary profit sharing plan with all prior individual account balances and vesting terms transferred to the new plan. The plan allows participants to defer a portion of their annual compensation and receive a matching employer contribution on a portion of that deferral. During fiscal years 2000, 1999 and 1998, the Company recorded contributions of $0.3 million, $0.2 million and $0.3 million, respectively, to the plan.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

                                               LOEHMANN'S HOLDINGS, INC.

         Dated:   May 2, 2001                  By: /s/ Robert Glass
                                               ---------------------------------
                                               Robert Glass, Chief Operating
                                               Officer, Chief Financial Officer,
                                               Secretary and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

          Signature                         Title                                           Date
          ---------                         -----                                           ----
         /s/ Robert N. Friedman
         ------------------------------     Chief Executive Officer and Director        May 2, 2001
         Robert N. Friedman

         /s/ Robert Glass
         ------------------------------     Chief Operating Officer, Chief
         Robert Glass                       Financial Officer and Director              May 2, 2001


         /s/ William J. Fox                 Co-Chairman and
         ------------------------------     Director                                    May 2, 2001
         William J. Fox

         /s/ Joseph Nusim
         ------------------------------     Co-Chairman and Director                    May 2, 2001
         Joseph Nusim

         /s/ Carol Gigli Greer
         ------------------------------     Director                                    May 2, 2001
         Carol Gigli Greer

         /s/ Cory Lipoff
         ------------------------------     Director                                    May 2, 2001
         Cory Lipoff

         /s/ Erwin A. Marks
         ---------------------------        Director                                    May 2, 2001
         Erwin A. Marks


SCHEDULE II

                            LOEHMANN'S HOLDINGS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

              Column A                 Column B             Column C             Column D       Column E
                                                           Additions
                                                   ---------------------------
                                      Balance at    Charged to    Charged to                  Balance at
                                      Beginning      Cost and        Other                      end of
              Description             of Period      Expense       Accounts      Deductions     Period
      Year ended February 3, 2001
      ---------------------------
      Reserve for Store Closings           $0        $1,249           $0            $90         $1,159

      Year ended January 29, 2000
      ---------------------------
      Reserve for Store Closings         $307        $1,237           $0        $1,544 (a)          $0

      Year ended January 30, 1999
      ---------------------------
      Reserve for Store Closings       $7,130             0            0        $6,823 (a)        $307

    --------------------------------- ------------- ------------- -------------- ------------- ------------
           (a) Payments for leasehold obligation expenses and other store closing expenses.