Form 10-K/A
period 2001-02-03
LOEHMANNS HOLDINGS INC
filed 2001-06-04
CIK 843081

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended February 3, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         Commission file number 0-28410

                            LOEHMANN'S HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                       DELAWARE                                                  NO. 13-4129380
--------------------------------------------------------     -------------------------------------------------------
            (State or other jurisdiction of                                     (I.R.S. Employer
            incorporation or organization)                                    Identification No.)

                  2500 HALSEY STREET
                    BRONX, NEW YORK                                                  10461
--------------------------------------------------------     -------------------------------------------------------
       (Address of principal executive offices)                                    (Zip Code)

         Issuer's telephone number, including area code:  (718) 409-2000

         Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act: Common Stock

         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes [X] No [ ]

         Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities
Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

         The aggregate market value of voting stock held by non-affiliates of the registrant as of April 16, 2001 was $13.3 million.

         The registrant had 3,333,333 shares of Common Stock outstanding as of April 16, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

INTRODUCTION

         This Form 10-K/A amends the registrant's Form 10-K for the fiscal year ended February 3, 2001 by deleting the information contained in Part III of such form and substituting the following replacements for Part III.

                                                          PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors of the registrant are:

NAME                              AGE           PRINCIPAL OCCUPATION OR EMPLOYMENT
----                              ---           ----------------------------------
William J. Fox                     44     President and Chief Executive Officer of AKI,
                                          Inc.; President and Chief Executive Officer of
                                          AKI Holdings, Inc.

Joseph Nusim                       66     President of the Nusim Group.

Robert N. Friedman                 60     President and Chief Executive Officer of
                                          Loehmann's Holdings, Inc.

Robert Glass                       55     Chief Operating Officer, Chief Financial
                                          Officer and Secretary of Loehmann's Holdings,
                                          Inc.

Carol Gigli-Greer                  56     Chief Executive Officer of Carol Greer
                                          Associates.

Cory Lipoff                        43     Executive Vice President and Principal of
                                          Hilco Merchant Resources, LLC.

Erwin A. Marks                     63     Chief Executive Officer of Marks Consulting,
                                          Inc.

         The following information is furnished with respect to each member of the Board of Directors. All such information has been furnished by such directors.

         William J. Fox has been Co-Chairman of the Board of Directors and a director of Loehmann's Holdings, Inc. (the "Company") since October 2000. Since February 1999, Mr. Fox has been Chairman, President and Chief Executive Officer of AKI, Inc. and President, Chief Executive Officer and a director of AKI Holdings, Inc., a marketing and interactive advertising company. Prior to that, Mr. Fox was President of Strategic and Corporate Development for Revlon Worldwide, Chief Executive Officer of Revlon Technologies. From 1994 to April 1999, Mr. Fox was a director, and from 1997 to 1999 he served as Senior Executive Vice President of both Revlon Inc. and Revlon Consumer Products Corporation. For the five years ending 1999, Mr. Fox was also Senior Vice President of McAndrews & Forbes Holdings, Inc. Mr. Fox has also served as a Vice-Chairman of the Board and a director of Hain Food Group, Inc. and of The Cosmetic Centers, Inc.

         Joseph Nusim has been Co-Chairman of the Board of Directors and a director of the Company since October 2000. Mr. Nusim has been President of the Nusim Group, a retail consulting company, since 1995. Prior to that, Mr. Nusim served as Acting Chief Executive Officer of Frankel's Home Furnishings, Inc. from 1998 to 1999 and Rickel Home Centers from 1997 to 1998. Mr. Nusim had been Chairman, President and Chief Executive Officer of Channel Home Centers from 1990 to 1995 and Managing Director, Chairman and Chief Executive Officer of Makro USA from 1985 to 1990. Mr. Nusim has also served on the Board of Directors of Rose's Stores, Scotty's Home Centers, Frankel's Home Furnishings, Inc., Herman's Sporting Goods and International Mass Retail Association.

         Robert N. Friedman has been President, Chief Executive Officer and a director of the Company and of its predecessor company, Loehmann's, Inc. ("Loehmann's") since September 1995. Prior to joining the Company, Mr. Friedman was employed by R.H. Macy Co., Inc. for 28 years in various capacities, including President and Vice Chairman, Merchandising, at Macy's East from 1990-1992, Chairman and Chief Executive Officer of Macy's Bamberger Division and Chairman and Chief Executive Officer of Macy's South/Bullocks. He serves on the Board of Trustees of the Fashion Institute of Technology.

         Robert Glass has served the Company and Loehmann's since 1994. He has been the Chief Operating Officer, Chief Financial Officer, Secretary and a director of the Company since October 2000. Mr. Glass served as President, Chief Operating Officer and Secretary of Loehmann's from April 1998 to October 2000. From March 1998 through October 2000, Mr. Glass served as Chief Financial Officer and Treasurer of Loehmann's. From September 1994 to March 1998, he served as Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of Loehmann's. From 1992 to 1994, Mr. Glass served as a retail consultant. Prior to that, from 1990 to 1992, he held a number of senior retail management positions, including Chief Financial Officer and later President of Gold Circle Stores, a division of Federated Department Stores, Inc., and Executive Vice President of Thrifty Drug.

         Carol Gigli-Greer has been a director of the Company since October 2000. Since 2000, Ms. Gigli-Greer has been Chief Executive Officer of Carol Greer Associates, a retail consulting firm. Ms. Gigli- Greer has been President and Chief Executive Officer, Specialty Footwear & Apparel Division of Woolworth/Venator from 1995 through 1999. Prior to that, from 1992 to 1994, Ms. Gigli-Greer had been Vice Chairman, Merchandising, and from 1990 to 1992, President and Chief Executive Officer of the Broadway South West Division of Carter Hawley Hale Stores, Inc. Ms. Gigli-Greer spent 19 years with Rich's, a division of Federated Department Stores, serving in various positions.

         Cory Lipoff has been a director of the Company since October 2000. Mr. Lipoff has been Executive Vice President and Principal of Hilco Merchant Resources, LLC., a retail advisory, financial services and liquidation firm since 2000. Prior to that, Mr. Lipoff was Principal of Gordon Brothers Retail Partners, LLC., from 1996 to 2000.

         Erwin A. Marks has been a director of the Company since October 2000. Mr. Marks has been President and Chief Executive Officer and a member of the Board of Directors of Marks Consulting, Inc., an interim management and turnaround-consulting firm since 1995. He is currently a member of the Board of Directors of New York Blower, Inc., and Jupiter Industries, Inc. Mr. Marks served as President and Chief Executive Officer of Circle Fine Art Corporation, a retailer of original and printed art and President of Gruen Manufacturing Corporation, a manufacturer and retailer of designer watches, and Moon Products Corporation, a manufacturer of writing instruments. He has also served on the board of directors of Office Electronics, Inc., Gantos, Inc., and Value Merchants, Inc. Mr. Marks was Managing Director and Senior Vice President for Heller Investments, Inc., an equity investment subsidiary of Heller Financial, Inc., from 1989 to 1995.

COMPENSATION OF MEMBERS OF THE BOARD OF DIRECTORS

        For serving as a director of the Company, each non-employee director receives $20,000 per year, $1,000 per Board of Directors meeting attended in person, $500 per Board of Directors meeting attended by telephone, and $1,500 per Board of Directors committee meeting attended. The two Co-Chairmen of the Board of Directors each receive an additional $10,000 per year.

        Directors who are not employees of the Company are entitled to receive benefits under the Company's 2000 Director Stock Option Plan. Under the terms of the 2000 Director Stock Option Plan, each director, who is not an employee of the Company, was granted options to purchase 15,000 shares of Common Stock of the Company at $5 per share.

BOARD COMMITTEES AND MEMBERSHIP

         The Company has an Audit Committee consisting of William J. Fox, Joseph Nusim and Cory Lipoff

         The Company has a Compensation Committee consisting of Joseph Nusim and Cory Lipoff.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

          Based upon a review of Forms 3, 4 and 5, each reflecting a single option grant, furnished to the Company during and with respect to its most recent fiscal year, no filings of reports on Form 3 were made by Robert N. Friedman and Robert Glass for a single stock option grant, and no filings were made by Joseph Nusim, Cory Lipoff, Carol Gigli-Greer, William J. Fox and Erwin
A. Marks; late filings of reports on Form 5 were made by Robert N. Friedman, Robert Glass, Joseph Nusim, Cory Lipoff, Carol Gigli-Greer, William J. Fox and Erwin A. Marks.

ITEM 11.   EXECUTIVE COMPENSATION

         The following table sets forth the compensation awarded to, earned by or paid to the Company's President and Chief Executive Officer and each other executive officer of the Company whose compensation for the fiscal year ended February 3, 2001 exceeded $100,000 for services rendered to the Company and its affiliates during the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999.

                                                      SUMMARY COMPENSATION TABLE
                                                                                   -----------------
                                            Annual Compensation                       Long-Term
                                                                                     Compensation
                          --------------------------------------------------------------------------------------------
            Name                                                         Other          Securities           All
            And                                                         Annual          Underlying          Other
         Principal            Fiscal      Salary         Bonus       Compensation        Options        Compensation
          Position             Year        ($)          ($) (1)           ($)              (#)             ($) (3)
------------------------------------------------------------------------------------------------------------------------
Robert N. Friedman               2000        609,750     1,068,000        (2)                 131,250             2,625
President and Chief              1999        628,400             -        (2)                       -             2,500
Executive Officer                1998        624,000             -        (2)                       -             2,500

Robert Glass                     2000        328,500       788,000        (2)                 131,250             2,625
Chief Operating Officer          1999        324,800             -        (2)                       -             2,500
                                 1998        312,000             -        (2)                 100,000             2,500
------------

(1) Bonuses paid to Mr. Friedman and Mr. Glass in 2000 were paid under the Management Retention and Severance Plan approved by the Bankruptcy Court in July 1999.

(2) For each named executive officer, the aggregate amount of other annual compensation is less than the lesser of 10% of such officer's total salary and bonus for such year or $50,000.

(3) Consists of (i) Company contributions in fiscal 2000 under the Loehmann's Inc. 401(k) Savings and Investment Plan (the "401(k) Plan") of $2,625 for Mr. Friedman and $2,625 for Mr. Glass and (ii) Company contributions in each of fiscal 1999 and 1998 under the 401(k) Plan of $2,500 for Mr. Friedman and $2,500 for Mr. Glass.

STOCK OPTIONS

           The following table provides certain summary information concerning individual grants of stock options made to each of the executive officers named in the Summary Compensation Table above during the fiscal year ended February 3, 2001.

                                      OPTION GRANTS IN LAST FISCAL YEAR                          Potential Realizable Value at
                                                                                                            Assumed
                                                                                                        Annual Rates of
                                     Individual Grants                                                    Stock Price(2)
-------------------------------------------------------------------------------------------- -- ---------------------------------
                              Number of          % of Total
                              Securities        Options/SARs
                              Underlying         Granted to     Exercise or
                             Options/SARs       Employees in     Base Price    Expiration
          Name                 Granted          Fiscal Year      ($/share)        Date               5% ($)              10% ($)
------------------------- ------------------- ----------------- ------------- -------------- -- ----------------- ---------------
Robert N. Friedman                   131,250               50%        $15.00       (1)              $ 0             $ 584,465
Robert Glass                         131,250               50%        $15.00       (1)              $ 0             $ 584,465

(1) One fourth of these options vested October 10, 2000. The remainder of the options vest on the first three anniversaries of the date of grant and expire on the fifth anniversary of the date of grant.

(2) Based upon $7.50 per share, the price at which the Company's shares began trading on OTCBB.

         The following table sets forth information concerning the value of unexercised options as of February 3, 2001 held by the executives named in the Summary Compensation Table above.

                      AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                  Number of Securities         Value of Unexercised
                                                                 Underlying Unexercised    In-the-Money Options/SARs at
                                                                 Options/SARs At Fiscal         Fiscal Year-End ($)
                          Shares Acquired On  Value Realized          Year-End (#)               Exercisable (E) /
Name                         Exercise (#)           ($)       Exercisable / Unexercisable        Unexercisable (U)
-------------------------------------------------------------------------------------------------------------------------
Robert N. Friedman                 -                 -               32,813     98,437           $0             $0
Robert Glass                       -                 -               32,813     98,437           $0             $0

EMPLOYMENT AND SEVERANCE AGREEMENTS

         The Company has entered employment agreements with Robert N. Friedman, the Company's Chief Executive Officer, and Robert Glass, the Company's Chief Operating Officer, Chief Financial Officer and Secretary (the "Executives")

        The following is a summary of the terms of the employment agreements with the Executives. This summary does not purport to be complete and is qualified in its entirety by reference to the text of the employment agreements with Mr. Friedman and Mr. Glass, as applicable.

         Under the employment agreements entered into by the Company with the Executives, the Company agreed to employ the Executives as follows:

          (i) Mr. Friedman will serve as the Company's President and Chief Executive Officer for the initial period from January 1, 2001 to June 30, 2003; and,

         (ii) Mr. Glass will serve as the Company's Chief Operating Officer for the initial period from January 1, 2001 through October 31, 2003.

         Such terms of employment shall be automatically extended for successive 12 month periods on the same terms and conditions, unless either party provides to the other party a notice of non-renewal at least six (6) months prior to the expiration of the term of employment or any extension thereof.

         The Company agreed to pay Mr. Friedman a base salary at the rate of $650,000 per annum, and Mr. Glass a base salary at the rate of $375,000 per annum, each payable in equal bi-monthly installments. Each Executive's base salary shall be reviewed annually as of each May 1 (beginning on May 1, 2002); except that no such annual review shall result in any reduction in the Executive's base salary as in effect at the date of such review.

         Each Executive is eligible to receive a cash bonus equal to a percentage of his base salary with respect to each fiscal year ending during the term of employment.

         In addition, each Executive is entitled to other benefits, including life insurance, medical insurance and automobile allowances.

         Each Executive has agreed that, at all times during his employment with the Company and for a period of nine (9) months thereafter, he will not engage in any competing business.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the Compensation Committee participate in all deliberations concerning executive compensation. The Compensation Committee consists of Joseph Nusim and Cory Lipoff. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity, which has one or more executive officers serving as a member of the Company's Board of Directors.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of June 4, 2001 certain information regarding the beneficial ownership of Common Stock by each person known by the Company to be the beneficial owner of: (i) more than five percent of the outstanding Common Stock, (ii) a director of the Company, (iii) an executive officer of the Company named in the "Summary Compensation Table" herein, (iv) all directors and officers of the Company as a group.

    NAME AND ADDRESS OF        AMOUNT AND NATURE OF          PERCENT OF
    --------------------       ---------------------         ----------
      BENEFICIAL OWNER        BENEFICIAL OWNERSHIP OF     COMMON STOCK (2)
      ----------------        ------------------------    ------------
                                  COMMON STOCK (1)
                                  ------------
William J. Fox                                  15,000                      *
120 East 56th Street
Suite 1200
New York, NY 10022

Joseph Nusim                                    15,000                      *
19195 Mystic Point Drive
Suite 1603
Aventura, FL 33180

    NAME AND ADDRESS OF        AMOUNT AND NATURE OF          PERCENT OF
    --------------------       ---------------------         ----------
      BENEFICIAL OWNER        BENEFICIAL OWNERSHIP OF     COMMON STOCK (2)
      ----------------        ------------------------    ------------
                                  COMMON STOCK (1)
                                  ------------

Robert N. Friedman                              32,813                   1.1%
C/o
Loehmann's Holdings, Inc.
2500 Halsey Street
Bronx, NY 10461

Robert Glass                                    32,813                   1.1%
C/o
Loehmann's Holdings, Inc.
2500 Halsey Street
Bronx, NY 10461

Carol Gigli-Greer                               15,000                      *
50 Sutton Place South
New York, NY 10022

Cory Lipoff                                     15,000                      *
C/o
Hilco Trading
1 Northbrook Place
5 Revere Drive
Suite 206
Northbrook, IL 60062

Erwin A. Marks                                  15,000                      *
401 Voltz Road
Northbrook, IL 60062

All directors and executive                    140,626                    4.7%
officers as a group

* Less than 1%

(1)  Consists of shares issuable upon exercise of exercisable options.
(2) The calculation of the percentage is based on the number of shares of Common Stock outstanding as of June 4, 2001, excluding shares held by or for the Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LOEHMANN'S HOLDINGS, INC.

Dated: June 4, 2001
                                            By: /s/ Robert Glass
                                                --------------------------------
                                                Name:   Robert Glass
                                                Title:  Chief Operating Officer,
                                                        Chief Financial Officer,
                                                        Secretary and Director