Form 10-Q
period 2001-05-05
LOEHMANNS HOLDINGS INC
filed 2001-06-19
CIK 843081

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended May 5, 2001.

                                       OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ____________ to ____________

                           Commission File No. 0-28410

                            LOEHMANN'S HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                 13-4129380
---------------------------------------- --------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)


                    2500 Halsey Street, Bronx, New York 10461
                    -----------------------------------------
          (Address of principal executive offices, including zip code)

                                 (718) 409-2000
                                 --------------
              (Registrant's telephone number, including area code)

         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X                  No _
                                 -

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed under Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                            Yes  X                  No _
                                 -

Below are indicated the number of shares outstanding of each of the registrant's classes of common stock.

                 Class                            Outstanding at June 18, 2001
                 ------                           ----------------------------
 Common Stock, $.01 par value per share                    3,333,333

                            Loehmann's Holdings, Inc.

                                    CONTENTS

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets--May 5, 2001 and February 3, 2001..............   1

Consolidated Statements of Operations--Quarters ended
   May 5, 2001 and April 29, 2000.........................................    2

Consolidated Statements of Cash Flows--Quarters ended
   May 5, 2001 and April 29, 2000.........................................    3

Notes to Financial Statements.............................................    4

Item 2. Management's Discussion and Analysis of Results of Operations
          and Financial Condition.........................................    5

PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..................................    7

Signature.................................................................    8

                                           Loehmann's Holdings, Inc.
                                          Consolidated Balance Sheets
                                                (IN THOUSANDS)

                                                                             MAY 5,             February 3,
                                                                              2001                  2001
                                                                          --------------       ---------------
                                                                           (UNAUDITED)            (AUDITED)
     ASSETS
     Current assets:
        Cash and cash equivalents                                           $    1,307           $    1,587
        Accounts receivable and other assets                                     3,901                3,346
        Merchandise inventory                                                   53,119               45,731
                                                                          --------------       ---------------
     Total current assets                                                       58,327               50,664

     Property, equipment and leaseholds, net                                    46,585               48,142
     Deferred financing fees and other assets, net                               1,425                1,490
     Reorganization value in excess of identifiable assets, net                 19,280               19,478
                                                                          --------------       ---------------
     Total assets                                                         $    125,617           $  119,774
                                                                          ==============       ===============

     LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
     Current liabilities:
        Accounts payable                                                  $     14,431           $   12,120
        Accrued expenses                                                        13,742               16,397
        Accrued interest                                                            47                  931
        Revolving line of credit                                                 9,997                6,568
        Income taxes payable                                                     1,086                1,671
                                                                          --------------       ---------------
     Total current liabilities                                                  39,303               37,687

     11% Senior notes due December 2005                                         26,499               25,000

     Other noncurrent liabilities                                                4,676                4,492

     Common stockholders' equity:
        Common stock, $0.01 par value, 5,500,000 shares authorized
        and 3,333,333 issued and outstanding                                        33                   33
        Additional paid-in capital                                              49,967               49,967
        Retained earnings                                                        5,139                2,595
                                                                          --------------       ---------------
     Total common stockholders' equity                                          55,139               52,595
                                                                          --------------       ---------------
     Total liabilities and common stockholders' equity                    $    125,617           $  119,774
                                                                          ==============       ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                                           Loehmann's Holdings, Inc.
                                     Consolidated Statements of Operations
                                                  (Unaudited)
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         SUCCESSOR                 Predecessor
                                                                          COMPANY                   Company
                                                                    ---------------------     ---------------------
                                                                       QUARTER ENDED              Quarter ended
                                                                        MAY 5, 2001              April 29, 2000
                                                                    ---------------------     ---------------------
Net sales                                                             $        87,792         $         89,817
Cost of sales                                                                  55,072                   60,644
                                                                    ---------------------     ---------------------
Gross profit                                                                   32,720                   29,173

Revenue from leased departments                                                   342                      383
                                                                    ---------------------     ---------------------
Operating profit                                                               33,062                   29,556

Selling, general, and administrative expenses                                  25,998                   27,180
Depreciation and amortization                                                   2,474                    2,673
                                                                    ---------------------     ---------------------
Operating income (loss)                                                         4,590                     (297)

Interest expense, net                                                             974                      423
                                                                    ---------------------     ---------------------
Income (loss) before reorganization costs and income taxes                      3,616                     (720)

Reorganization costs                                                                -                    8,812
                                                                    ---------------------     ---------------------
Net income (loss) before income taxes                                           3,616                   (9,532)

Provision for income taxes, net                                                 1,072                       50
                                                                    ---------------------     ---------------------
Net income (loss) applicable to common stock                                    2,544                   (9,582)
                                                                    =====================     =====================

Basic and diluted net income per share                                $          0.76
                                                                    =====================

Weighted average number of common shares outstanding
                                                                                3,333
                                                                    =====================

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                           Loehmann's Holdings, Inc.
                                     Consolidated Statements of Cash Flows
                                                  (Unaudited)
                                                (IN THOUSANDS)

                                                               SUCCESSOR                Predecessor
                                                                COMPANY                  Company
                                                         ---------------------     ---------------------
                                                             QUARTER ENDED            Quarter ended
                                                              MAY 5, 2001             April  29, 2000
                                                         ---------------------     ---------------------
CASH FLOWS USED IN OPERATING ACTIVITIES:

Net income (loss)                                                      $ 2,544                   $(9,582)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization                                       2,474                     2,673
     Non-cash PIK interest on 11% senior notes                           1,499                        --
     Reorganization expenses                                                --                     8,204
     Changes in current assets and liabilities:
       Accounts receivable and other assets                               (555)                   (1,340)
       Merchandise inventory                                            (7,388)                   (5,798)
       Accounts payable                                                  2,311                     2,024
       Accrued expenses                                                 (2,655)                    1,569
       Income taxes payable                                               (585)                       --
       Accrued interest                                                   (884)                      (49)
                                                         ---------------------     ---------------------
     Net changes in current assets and liabilities                      (9,756)                   (3,594)
     Net change in other noncurrent assets and liabilities                 162                      (392)
                                                         ---------------------     ---------------------
Total adjustments, net                                                  (5,621)                    6,891
                                                         ---------------------     ---------------------
Net cash used in operating activities                                   (3,077)                   (2,691)
                                                         ---------------------     ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                      (632)                     (225)
                                                         ---------------------     ---------------------
Net cash used in investing activities                                     (632)                     (225)
                                                         ---------------------     ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under the credit facility                                     3,429                     3,645
                                                         ---------------------     ---------------------
Net cash provided by financing activities                                3,429                     3,645
                                                         ---------------------     ---------------------

Net (decrease) increase in cash and cash equivalents                      (280)                      729
Cash and cash equivalents at beginning of period                         1,587                     1,229
                                                         ---------------------     ---------------------
Cash and cash equivalents at end of period                             $ 1,307                   $ 1,958
                                                         =====================     =====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash interest paid during period                                       $   329                   $   423
                                                         =====================     =====================
Cash taxes paid during period                                          $ 1,663                   $    51
                                                         =====================     =====================

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            Loehmann's Holdings, Inc.
                          Notes to Financial Statements


1.       ORGANIZATION

         Loehmann's Holdings, Inc. ("Loehmann's" or the "Company"), a Delaware corporation, was formed pursuant to the Company's emergence from bankruptcy on October 10, 2000. Loehmann's Holdings, Inc. is the parent company of Loehmann's, Inc. and owns 100% of its common stock. In addition to the formation of Loehmann's Holdings, Inc., two new wholly-owned subsidiaries of Loehmann's, Inc. were formed and all of the assets of Loehmann's, Inc. were transferred to these subsidiaries, Loehmann's Operating Co. and Loehmann's Real Estate Holdings, Inc. Loehmann's is a leading upscale off-price specialty retailer of well known designer and brand name women's fashion apparel, men's furnishings, accessories and shoes.


2.       BASIS OF PRESENTATION

         From May 19, 1999 to October 9, 2000, Loehmann's, Inc. operated as a debtor-in-possession, having filed a petition for relief under chapter 11 of the Bankruptcy Code on May 19, 1999. On October 10, 2000, the Company, as reorganized pursuant to the Second Amended Plan of Reorganization (see note 1 "Organization"), formally emerged from bankruptcy. In the accompanying financial statements, the Statement of Operations for the quarter ended April 29, 2000 and the Statement of Cash Flows for the quarter ended April 29, 2000 are the results of the predecessor company, Loehmann's Inc.

         The balance sheet at May 5, 2001 and the statements of operations and cash flows for the quarter ended May 5, 2001 include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation.

         The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosure normally included in financial statements required by generally accepted accounting principles have been omitted. Operating results for the quarter ended May 5, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended February 2, 2002. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes for the fiscal year ended February 3, 2001 included in the Company's Annual Report on Form 10-K for such year.

3.       CHARGE FOR STORE CLOSINGS

         During the first quarter of fiscal 2000, the Company closed eleven underperforming stores and recorded a $7.2 million charge. The charge for store closings consisted of the write-off of property, plant and equipment, closing expenses and costs associated with lease rejection claims of $4.0 million, $0.2 million and $4.2 million, respectively. These charges were offset by the estimated proceeds from the sales of leases of $1.2 million.

         The store closures were completed by the end of May 2000. Net sales and operating loss, including certain specifically allocated charges, for these stores were $3.6 million and $(0.5) million, respectively, for the quarter ended April 29, 2000. The operating loss includes a charge of $1.3 million for the liquidation of inventory at the closed stores.

4.       INCOME TAXES

         Income taxes are provided for under the liability method using an effective tax rate of 40%.

5.       USE OF ESTIMATES

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States for interim financial information requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from the estimates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - COMPARISON OF THE QUARTERS ENDED MAY 5, 2001 AND APRIL 29, 2000

         Comparable store sales (stores that were in operation for both periods) increased by 1.9 % for the quarter ended May 5, 2001 compared to the same period in fiscal 2000. Net sales for the quarter ended May 5, 2001 were $87.8 million as compared to $89.8 million for the comparable period in the prior year. This decrease was due to the closing of eleven underperforming stores in the first quarter of fiscal 2000 as part of the Company's restructuring activities, partially offset by the increase in comparable store sales. The eleven closed stores generated $3.6 million in sales in the first quarter of fiscal year 2000.

         Gross profit for the quarter ended May 5, 2001, was $32.7 million as compared to $29.2 million for the same period in the prior year. Gross margin percentage increased to 37.3% from 32.5% in the prior year period. Gross margin for the quarter ended April 29, 2000 was impacted by an accrual of $1.3 million for the planned liquidation of inventory at the eleven closed stores. Excluding that charge, gross margin was 33.9% in the first quarter of fiscal year 2000. The increase in gross margin percentage from 33.9% to 37.3% was due primarily to an increase in the initial markup of merchandise resulting from a change in the merchandise mix.

         Selling, general and administrative expenses for the quarter ended May 5, 2001, decreased to $26.0 million or 29.6% of sales from $27.2 million or 30.3% in the prior period. The decrease was due primarily to the closing of eleven stores in March of 2000 along with reductions in corporate overhead.

         Depreciation and amortization expense for the quarter ended May 5, 2001, was $2.5 million as compared to $2.7 million for the same period in the prior year.

         As a result of the items explained above, operating income increased by $4.9 million to $4.6 million, or 5.2% of sales, in the quarter ended May 5, 2001 as compared to an operating loss of $(0.3) million, or (0.3)% of sales, in the quarter ended April 29, 2000.

         Net interest expense for the quarter ended May 5, 2001 was $1.0 million as compared to $0.4 million for the same period in the prior year. The increase was due to interest expense of $0.6 million on the new 11% Senior Notes due 2005 distributed as part of the Company's emergence from bankruptcy in October 2000.

         In the prior year, the Company had reorganization costs of $8.8 million. The Company provided for a charge of $7.2 million for the closing of eleven stores during the period ended April 29, 2000. This charge consisted of the write-off of property, plant and equipment, closing expenses and costs associated with lease rejection claims of $4.0 million, $0.2 million and $4.2 million, respectively. These charges were offset by the estimated proceeds from the sales of leases of $1.2 million. The Company also incurred $1.6 million of other reorganization costs including $0.9 million for professional fees and $0.7 million for severance costs.

         This Quarterly Report on Form 10-Q and, in particular, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the Securities Exchange Act of 1934. The Company's actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward-looking statements as a result of many factors, including factors that may be beyond the Company's control. Other factors that may cause actual results of operations and future financial condition to differ from those expressed or implied in any forward-looking statements contained herein include adverse changes in relationships with key vendors and factors, changes in consumer preferences, competition from existing and potential competitors and general economic conditions.

         The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements contained herein or that may be made from time to time by or on behalf of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a $75.0 million revolving line of credit with Bankers Trust Company (the "Credit Facility"). The Credit Facility includes a separate fixed asset sublimit, which as of May 5, 2001, was $13,500,000. The fixed asset sublimit is reduced $750,000 each quarter with the next reduction scheduled for July 1, 2001. The Credit Facility is secured by substantially all of the Company's assets and expires on September 30, 2005. The availability of the revolving line of credit under the Credit Facility is subject to certain inventory-related borrowing base requirements.

         The indebtedness under the Credit Facility bears interest at variable rates based on LIBOR plus 4.0% or the prime rate plus 3.0% on borrowings less than or equal to the fixed asset sublimit. For borrowings in excess of the fixed asset sublimit, the interest rates are LIBOR plus 2.5% or the prime rate plus 1.5%. There is an unused line fee of 0.50% per annum on the unused portion of the facility.

         The Credit Facility contains certain customary covenants, including limitations on indebtedness, liens, and restricted payments. In addition, the Company is required to satisfy certain financial performance criteria including minimum EBITDA requirements, fixed charge coverage and inventory turn ratios. The Credit Facility also contains an annual limitation on capital expenditures. The Company is in compliance with all of its loan covenants.

         As of May 5, 2001, the Company had borrowings, net of excess cash of $10.0 million and letters of credit of $2.3 million outstanding under the Credit Facility, with $42.8 million of unused availability for borrowings. Averaged unused cash availability under the Credit Facility averaged $44.8 million through the end of the first quarter. The Company believes that cash generated from operations and funds available under the Credit Facility will be sufficient to satisfy cash requirements through the remainder of the fiscal year.

         Net cash used in operations for the quarter ended May 5, 2001, was $3.1 million. This is primarily due to working capital needs related to the increase in inventory of $7.4 for spring season merchandise, offset by the increase in accounts payable of $2.3 million. The increase in accounts payable reflects the continued improvement in payment terms that the Company has realized following its emergence from bankruptcy in October 2000. Capital expenditures for the period were $0.6 million primarily for store maintenance. Borrowings under the Credit Facility were $3.4 million.

PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

(a)      Exhibits

                  None

(b)      No reports on Form 8-K were filed during the quarter ended May 5, 2001.

                            Loehmann's Holdings, Inc.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 19, 2001


                            Loehmann's Holdings, Inc.

                            By /s/ ROBERT GLASS
                               ---------------------------
                               Robert Glass
                               Chief Operating Officer, Chief Financial Officer, Secretary and Director