Form 10-Q
period 2001-08-04
LOEHMANNS HOLDINGS INC
filed 2001-09-17
CIK 843081

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended August 4, 2001.

                                       OR

(   )   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

        For the transition period from ____________ to ____________

                           Commission File No. 0-28410

                            LOEHMANN'S HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                             13-4129380
----------------------------                          --------------------------
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

                   Yes  X          No
                        --           ----

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed under Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                   Yes  X          No
                        --           ----

Below are indicated the number of shares outstanding of each of the registrant's classes of common stock.

               Class                          Outstanding at September 17, 2001
               ------                         ---------------------------------
Common Stock, $.01 par value per share                     3,333,333

                            Loehmann's Holdings, Inc.

                                    CONTENTS




PART I--FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets--August  4, 2001 and February 3, 2001.........  2

Consolidated Statements of Operations--Quarters and six months ended
  August 4, 2001 and July 29, 2000........................................  3

Consolidated Statements of Cash Flows--Quarters and six months ended
  August 4, 2001 and July 29, 2000........................................  4

Notes to Financial Statements.............................................  5

Item 2. Management's Discussion and Analysis of Results of Operations
       and Financial Condition............................................  6

PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..................................  8

Signature.................................................................  9

                            Loehmann's Holdings, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)


                                                                            AUGUST 4,          February 3,
                                                                              2001                2001
                                                                           -----------         ----------
                                                                           (Unaudited)          (Audited)
   ASSETS
   Current assets:
     Cash and cash equivalents                                               $  1,143            $ 1,587
       Accounts receivable and other assets                                     3,510              3,346
       Merchandise inventory                                                   44,626             45,731
                                                                           -----------         ----------
     Total current assets                                                      49,279             50,664

   Property, equipment and leaseholds, net                                     45,661             48,142
   Deferred financing fees and other assets, net                                1,577              1,490
     Reorganization value in excess of identifiable assets, net                19,082             19,478
                                                                           -----------         ----------
     Total assets
                                                                             $115,599           $119,774
                                                                           ===========         ==========

   LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                                                        $ 13,677           $ 12,120
     Accrued expenses                                                          13,476             16,397
     Accrued interest                                                             803                931
     Revolving line of credit                                                   2,627              6,568
     Income taxes payable                                                           -              1,671
                                                                           -----------         ----------
   Total current liabilities                                                   30,583             37,687

   11% Senior notes due December 2005                                          26,499             25,000

   Other noncurrent liabilities                                                 4,838              4,492

   Common stockholders' equity:
     Common stock, $0.01 par value, 5,500,000 shares authorized
       and 3,333,333 issued and outstanding                                        33                 33
     Additional paid-in capital                                                49,967             49,967
     Retained earnings                                                          3,679              2,595
                                                                           -----------         ----------
     Total common stockholders' equity                                         53,679             52,595
                                                                           -----------         ----------
     Total liabilities and common stockholders' equity                       $115,599           $119,774
                                                                           ===========         ==========

                 The accompanying notes are an integral part of these financial statements.


                               Loehmann's Holdings, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)

                                                             QUARTER ENDED            SIX MONTHS ENDED
                                                          ----------------------   ----------------------
                                                          SUCCESSOR  Predecessor   SUCCESSOR   Predecessor
                                                           COMPANY     Company      COMPANY      Company
                                                          ----------------------   ----------------------
                                                           AUGUST 4,   July 29,     AUGUST 4,    July 29,
                                                             2001        2000         2001         2000
                                                          ----------------------   ----------------------

Net sales                                                   66,859        73,147    154,651      162,964
Cost of sales                                               42,651        47,104     97,723      107,748
                                                           ---------------------   ----------------------
Gross profit                                                24,208        26,043     56,928       55,216

Revenue from leased departments                                399           327        741          710
                                                           ---------------------   ----------------------
Operating profit                                            24,607        26,370     57,669       55,926

Selling, general, and  administrative expenses              22,940        22,790     48,938       49,970
Depreciation and amortization                                2,462         2,575      4,936        5,248
                                                           ---------------------   ----------------------
Operating (loss) income                                       (795)        1,005      3,795          708

Interest expense, net                                        1,039           244      2,013          667
                                                           ---------------------   ----------------------
(Loss) income before reorganization costs and
  income taxes                                              (1,834)          761      1,782           41

Reorganization costs                                            -          1,730          -       10,542
                                                           ---------------------   ----------------------
Net (loss) income before income
  taxes                                                     (1,834)         (969)     1,782      (10,501)

Provision for income taxes, net                               (374)           61        698          111
                                                           ---------------------   ----------------------
Net (loss) income applicable to common stock               $(1,460)     $ (1,030)  $  1,084     $(10,612)
                                                           =====================   ======================
(Loss) earnings per share:
      Basic                                                $ (0.44)                $   0.33
                                                           ===========             ============
      Diluted                                              $ (0.44)                $   0.32
                                                           ===========             ============

Weighted average common shares and common share equivalents used in earnings per share calculation:

      Basic                                                  3,333                    3,333
                                                           ===========             ============
      Diluted                                                3,333                    3,350
                                                           ===========             ============

               The accompanying notes are an integral part of these financial statements.



                            Loehmann's Holdings, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                          Quarter Ended               Six Months Ended
                                                                      -----------------------      ------------------------
                                                                       Successor  Predecessor       Successor   Predecessor
                                                                        Company    Company           Company     Company
                                                                      -----------------------      ------------------------
                                                                        August 4,   July 29,          August 4,   July 29,
                                                                          2001        2000              2001       2000
                                                                      -----------------------      ------------------------
Cash flows provided by operating activities:

Net (loss) income                                                         (1,460)      (1,030)        1,084        (10,612)
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
   Depreciation and amortization                                           2,462        2,575         4,936          5,248

   Non-cash PIK interest on 11% senior notes                                   -            -         1,499              -
   Reorganization expenses                                                     -         (218)            -          8,197
   Changes in current assets and liabilities:
     Accounts receivable and other assets                                    392        1,268          (164)           (72)
     Merchandise inventory                                                 8,493       11,407         1,105          5,609
     Accounts payable                                                       (754)      (1,691)        1,557            333
     Accrued expenses                                                       (229)         182        (2,911)         1,679
     Income taxes payable                                                 (1,086)           -        (1,671)
     Accrued interest                                                        756           16          (128)           (23)
                                                                      -----------------------      ------------------------

   Net changes in current assets and liabilities                           7,572       11,182        (2,212)         7,526
   Net change in other noncurrent assets and liabilities                     (50)         290           140           (241)
                                                                      -----------------------      ------------------------
Total adjustments, net                                                     9,984       13,829         4,363         20,730
                                                                      -----------------------      ------------------------
Net cash provided by operating activities                                  8,524       12,799         5,447         10,118
                                                                      -----------------------      ------------------------
Cash flows from investing activities:
Capital expenditures                                                      (1,318)      (1,990)       (1,950)        (2,215)
                                                                      -----------------------      ------------------------
Net cash used in investing activities                                     (1,318)      (1,990)       (1,950)        (2,215)
                                                                      -----------------------      ------------------------
Cash flows from financing activities:
Repayments under the credit facility, net                                 (7,370)     (12,765)       (3,941)        (9,120)
Other financing activities, net                                                -        1,996             -          1,986
                                                                      -----------------------      ------------------------
Net cash used in financing activities                                     (7,370)     (10,769)       (3,941)        (7,134)
                                                                      -----------------------      ------------------------
Net (decrease) increase in cash and cash
  equivalents                                                               (164)          40          (444)           769
Cash and cash equivalents at beginning of
  period                                                                   1,307        1,958         1,587          1,229
                                                                      -----------------------      ------------------------
Cash and cash equivalents at end of period                                $1,143        1,998         1,143          1,998
                                                                      =======================      ========================

Supplemental disclosure of cash flow information:
Cash interest paid during period                                             283          228        $  642            690
                                                                      =======================      ========================
Cash taxes paid during period                                             $1,433           60        $3,102            111
                                                                      =======================      ========================

             The accompanying notes are an integral part of these financial statements.


                            Loehmann's Holdings, Inc.
                          Notes to Financial Statements


1.    ORGANIZATION

     Loehmann's Holdings, Inc. ("Loehmann's" or the "Company"), a Delaware corporation, was formed pursuant to the Company's emergence from bankruptcy on October 10, 2000. Loehmann's Holdings, Inc. is the parent company of Loehmann's, Inc. and owns 100% of its common stock. In addition to the formation of Loehmann's Holdings, Inc., two new wholly-owned subsidiaries of Loehmann's, Inc. were formed and all the assets of Loehmann's, Inc. were transferred to these subsidiaries, Loehmann's Operating Co. and Loehmann's Real Estate Holdings, Inc. Loehmann's is a leading upscale off-price specialty retailer of well known designer and brand name women's fashion apparel, men's furnishings, accessories and shoes.

2.    BASIS OF PRESENTATION

     From May 19, 1999 to October 9, 2000, Loehmann's, Inc. operated as a debtor-in-possession, having filed a petition for relief under chapter 11 of the Bankruptcy Code on May 19, 1999. On October 10, 2000, the Company, as reorganized pursuant to the Second Amended Plan of Reorganization, formally emerged from bankruptcy. In the accompanying financial statements, the Statement of Operations for the quarter and six months ended July 29, 2000, and the Statement of Cash Flows for the quarter and six months ended July 29, 2000, are the results of the predecessor company, Loehmann's, Inc.

     The balance sheet at August 4, 2001, and the statements of operations and cash flows for the quarter and six months ended August 4, 2001, include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation.

     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosure normally included in financial statements required by generally accepted accounting principles have been omitted. Operating results for the quarter and six months ended August 4, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ended February 2, 2002. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes for the fiscal year ended February 3, 2001, included in the Company's Annual Report on Form 10-K for such year.

3.    CHARGE FOR STORE CLOSINGS

     During the six months ended July 29, 2000, the Company closed eleven underperforming stores and recorded a $7.4 million charge. The charge for store closings consisted of the write-off of property, plant and equipment, closing expenses and costs associated with lease rejection claims of $4.0 million, $0.9 million and $2.5 million, respectively.

     The store closures were completed by the end of May 2000. Net sales and operating loss, including certain specifically allocated charges, for these stores were $6.2 million and $(1.3) million, respectively, for the six months ended July 29, 2000.

4.    INCOME TAXES

     Income taxes are provided for under the liability method using an effective tax rate of 39%.

5.    USE OF ESTIMATES

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States for interim financial information requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from the estimates.

6.    RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, reorganization value in excess of identifiable assets will no longer be amortized but will be subject to annual impairment tests in accordance with the above referenced statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for Goodwill and Other Intangible Assets beginning in the first quarter of fiscal 2002. Application of the non-amortization provisions of FAS 142 is expected to result in an increase of net income of $792,000 or $0.24 per share. During fiscal 2002, the Company will perform the first of the required impairment tests of reorganization value in excess of identifiable assets and indefinite lived intangible assets as of February 3, 2002, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

7.    OTHER COMMENTS

     Certain items have been reclassified to present them on a basis consistent with the quarter and six months ended August 4, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - COMPARISON OF THE QUARTERS ENDED AUGUST 4, 2001 AND JULY 29, 2000

     Comparable store sales (stores that were in operation for both periods) decreased by 5.3 % for the quarter ended August 4, 2001, compared to the same period in fiscal 2000. The decrease in comparable store sales in the second quarter of 2001 reflects the general weakness in the retail economy. Net sales for the quarter ended August 4, 2001, were $66.9 million as compared to $73.1 million for the comparable period in the prior year. This decrease was due to the closing of eleven stores in the first quarter of fiscal 2000, which generated $2.6 million in the prior period, as well as the comparable store sales decrease.

     Gross profit for the quarter ended August 4, 2001, was $24.2 million as compared to $26.0 million for the same period in the prior year. Gross margin percentage increased to 36.2% from 35.6% in the prior year period. Gross margin for the quarter ended July 29, 2000, was favorably impacted by an adjustment of $1.6 million for the liquidation of inventory at the eleven closed stores. Excluding the impact of the inventory liquidation adjustment, gross margin from ongoing operations was 34.7% in the second quarter of fiscal year

2000. The increase in gross margin percentage from ongoing operations to 36.2% from 34.7% was due primarily to (i) an increase in the initial markup of merchandise resulting from a favorable change in the merchandise mix and (ii) improved inventory shrinkage results.

     Selling, general and administrative expenses for the quarter ended August 4, 2001, increased to $22.9 million from $22.8 million in the prior period. The increase in selling, general and administrative expenses is due primarily to higher occupancy costs related to store lease renewals, partially offset by a decrease in other store operating expenses.

     Depreciation and amortization expense for the quarter ended August 4, 2001, was $2.5 million as compared to $2.6 million for the same period in the prior year.

     As a result of the items explained above, operating income decreased by $0.2 million to $(0.8) million, or (1.2)% of sales, in the quarter ended August 4, 2001, as compared to an operating income from ongoing operations of $(0.6) million, or (0.8)% of sales, in the quarter ended July 29, 2000. Including the impact of the inventory liquidation adjustment operating income was $1.0 million, or 1.4% of sales, in the quarter ended July 29, 2000.

     Net interest expense for the quarter ended August 4, 2001, was $1.0 million as compared to $0.2 million for the same period in the prior year. The increase was due to interest expense of $0.7 million on the 11% senior notes due 2005 issued as part of the Company's emergence from bankruptcy in October 2000, and as a result, there was no interest expense related to the senior notes in the prior period.

RESULTS OF OPERATIONS - COMPARISON OF THE SIX MONTHS ENDED AUGUST 4, 2001 AND JULY 29, 2000

     Comparable store sales (stores that were in operation for both periods) decreased by 1.3 % for the six month period ended August 4, 2001, compared to the same period in fiscal 2000. Net sales for the six month period ended August 4, 2001, were $154.7 million as compared to $163.0 million for the comparable period in the prior year. This decrease was due to the closing of eleven underperforming stores in the first quarter of fiscal 2000, which generated $6.2 million of sales for the six month period ended July 29, 2000, as well as the comparable store sales decrease. The eleven closed stores generated $3.6 million in sales in the first quarter of fiscal year 2000 and the subsequent inventory liquidation sale generated $2.6 million in the second quarter of fiscal 2000.

     Gross profit for the six month period ended August 4, 2001, was $56.9 million as compared to $55.2 million for the same period in the prior year. Gross margin percentage increased to 36.8% from 33.9% in the prior year period. Gross margin for the six months ended July 29, 2000, was favorably impacted by $0.3 million for the inventory liquidation at the eleven closed stores.
Excluding that charge and the related sales, gross margin from ongoing operations was 34.6% for the six months ended July 29, 2000. The increase in gross margin percentage from ongoing operations to 36.8% from 34.6% was due primarily to (i) an increase in the initial markup of merchandise resulting from a favorable change in the merchandise mix and (ii) improved inventory shrinkage results.

     Selling, general and administrative expenses for the six month period ended August 4, 2001, decreased to $48.9 million from $50.0 million in the prior period. The decrease was due primarily to the closing of eleven stores in March 2000, reductions in corporate overhead and store operating expenses, partially offset by higher occupancy costs due to store lease renewals.

     Depreciation and amortization expense for the six month period ended August 4, 2001, was $4.9 million as compared to $5.2 million for the same period in the prior year.

     As a result of the items explained above, operating income increased by $3.1 million to $3.8 million, or 2.5% of sales, in the six months ended August 4, 2001, as compared to an operating income of $0.7 million, or 0.4% of sales, in the six months ended July 29, 2000.

     Net interest expense for the six month period ended August 4, 2001, was $2.0 million as compared to $0.7 million for the same period in the prior year. The increase was due to interest expense of $1.4 million on the 11% senior notes due 2005 issued as part of the Company's emergence from bankruptcy in October 2000, and as a result, there was no interest expense related to the senior notes in the prior period.

     In the prior year, the Company had reorganization costs of $10.5 million. The Company recorded a charge of $7.4 million for the closing of eleven stores during the six months ended July 29, 2000. This charge consisted of the write-off of property, plant and equipment, closing expenses and costs associated with lease rejection claims of $4.0 million, $0.9 million and $2.5 million, respectively. The Company also incurred $3.1 million of other reorganization costs including $1.8 million for professional fees and $1.3 million for severance costs.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a $72.8 million revolving line of credit with Bankers Trust Company (the "Credit Facility"). The Credit Facility includes a separate fixed asset sublimit, which as of August 4, 2001, was $12,750,000. The fixed asset sublimit is reduced $750,000 each quarter with the next reduction scheduled for October 1, 2001. The Credit Facility is secured by substantially all of the Company's assets and expires on September 30, 2005. The availability of the revolving line of credit under the Credit Facility is subject to certain inventory-related borrowing base requirements.

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

     As of August 4, 2001, the Company had borrowings, net of excess cash, of $2.6 million and letters of credit of $4.8 million outstanding under the Credit Facility, with $41.3 million of unused cash availability. Averaged unused cash availability under the Credit Facility was $43.2 million through the end of the second quarter. The Company believes that cash generated from operations and funds available under the Credit Facility will be sufficient to satisfy cash requirements through the remainder of the fiscal year.

     Net cash provided by operations before working capital for the six month period ended August 4, 2001, was $7.7 million. The working capital needs for the six month period were $2.2 million, primarily comprised of payments for income taxes, bonus and reorganization expenses, partially offset by a decrease in inventory of $1.1 million and an increase in accounts payable of $1.6 million. The increase in accounts payable reflects the continued improvement in payment terms that the Company has realized following its emergence from bankruptcy in October 2000. Cash provided by operations was $5.4 million for the six month period after deducting $2.2 million used for working capital. Capital expenditures for the six month period were $2.0 million primarily for store maintenance. Repayments under the Credit Facility for the period were $3.9 million.

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

      PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

(a) Exhibits

                   None.



(b) No reports on Form 8-K were filed during the quarter ended August 4, 2001.

                            Loehmann's Holdings, Inc.

                                    Signature


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: September 17, 2001


                      Loehmann's Holdings, Inc.

                      By /s/ Robert Glass
                         -------------------------------------------------------
                         Robert Glass
                         Chief Operating Officer, Chief
                         Financial Officer, Secretary and Director