Form 10-Q
period 2001-11-03
LOEHMANNS HOLDINGS INC
filed 2001-12-12
CIK 843081

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

( X )         Quarterly   Report  Pursuant  to  Section  13  or  15(d)  of  the
              Securities Exchange Act of 1934

              For the quarterly period ended November 3, 2001.

                                       OR

(   )         Transition  Report  Pursuant  to  Section  13  or  15(d)  of  the
              Securities Exchange Act of 1934

              For the transition period from ____________ to ____________

                           Commission File No. 0-28410

                            LOEHMANN'S HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     13-4129380
    -------------------------------               ------------------------------
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

                            Yes  X        No _
                               -----

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed under Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                            Yes  X        No _
                               -----

Below are indicated the number of shares outstanding of each of the registrant's classes of common stock.

                     Class                      Outstanding at December 12, 2001
                     -----                      --------------------------------
    Common Stock, $.01 par value per share                   3,333,333

                            Loehmann's Holdings, Inc.


                                    Contents

Part I--Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets--November 3, 2001 and February 3, 2001 ....................................   2

Consolidated Statements of Operations--Thirteen weeks ended November 3, 2001; Period from
  July 30, 2000 to October 9, 2000 and Period from October 10, 2000 to October 28, 2000 ...............   3

Consolidated Statements of Operations--Thirty-nine weeks ended November 3, 2001; Period
  From January 30, 2000 to October 9, 2000 and Period from October 10, 2000 to
  October 28, 2000 ....................................................................................   4

Consolidated Statements of Cash Flows--Thirty-nine weeks ended November 3, 2001; Period from
  January 30, 2000 to October 9, 2000 and Period from October 10, 2000 to October 28, 2000 ............   5

Notes to Financial Statements..........................................................................   6

Item 2. Management's Discussion and Analysis of Results of Operations
         and Financial Condition ......................................................................   7

Part II--Other Information

Item 6. Exhibits and Reports on Form 8-K ..............................................................  11

Signature..............................................................................................  12


                            Loehmann's Holdings, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)


                                                               November 3,      February 3,
                                                                   2001           2001
                                                               -----------      -----------
                                                               (Unaudited)      (Audited)
Assets
Current assets:
  Cash and cash equivalents                                   $   1,192        $   1,587
  Accounts receivable and other assets                            4,096            3,346
  Merchandise inventory                                          56,663           45,731
                                                              ---------        ---------
Total current assets                                             61,951           50,664

Property, equipment and leaseholds, net                          45,378           48,142
Deferred financing fees and other assets, net                     1,491            1,490
Reorganization value in excess of identifiable assets, net       20,526           19,478
                                                              ---------        ---------
  Total assets                                                $ 129,346        $ 119,774
                                                              =========        =========

Liabilities and common stockholders' equity
Current liabilities:
  Accounts payable                                            $  19,744        $  12,120
  Accrued expenses                                               16,333           16,397
  Accrued interest                                                  133              931
  Revolving line of credit                                        3,744            6,568
  Income taxes payable                                            1,087            1,671
                                                              ---------        ---------
Total current liabilities                                        41,041           37,687

11% Senior notes due December 2005                               26,528           25,000

Other noncurrent liabilities                                      5,268            4,492

Common stockholders' equity:
  Common stock, $0.01 par value, 5,500,000 shares authorized
   and 3,333,333 issued and outstanding                              33               33
  Additional paid-in capital                                     49,967           49,967
  Retained earnings                                               6,509            2,595
                                                              ---------        ---------
Total common stockholders' equity                                56,509           52,595
                                                              ---------        ---------
Total liabilities and common stockholders' equity             $ 129,346        $ 119,774
                                                              =========        =========

   The accompanying notes are an integral part of these financial statements.

                            Loehmann's Holdings, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)


                                                        Successor                Successor          Predecessor
                                                         Company                  Company             Company
                                                      ---------------         ----------------    ----------------
                                                         Thirteen               Period From         Period From
                                                       Weeks Ended              October 10,        July 30, 2000
                                                       November 3,            2000 to October      to October 9,
                                                           2001                   28, 2000             2000
                                                      ----------------        ----------------    ----------------
Net sales                                                 $ 83,647                $ 19,357            $ 69,205
Cost of sales                                               50,307                  11,631              43,055
                                                          --------                --------            --------
Gross profit                                                33,340                   7,726              26,150

Revenue from leased departments                                333                      74                 285
                                                          --------                --------            --------
Operating profit                                            33,673                   7,800              26,435

Selling, general, and administrative                        25,615                   4,971              19,454

Depreciation and amortization                                2,389                     461               1,830
                                                          --------                --------            --------
Operating income                                             5,669                   2,368               5,151

Interest expense, net                                        1,026                     225                 251
                                                          --------                --------            --------
Income before reorganization and fresh start items,
 income taxes and extraordinary item                         4,643                   2,143               4,900

Reorganization and fresh start items                            --                      --             (31,466)
                                                          --------                --------            --------
Net income (loss) before income taxes and
 extraordinary item                                          4,643                   2,143             (26,566)

Provision for income taxes, net                              1,813                       1                  17
                                                          --------                --------            --------
Net income (loss) before extraordinary                       2,830                   2,142             (26,583)

Extraordinary item -- gain on discharge of debt                                         --              66,050
                                                          --------                --------            --------
Net income applicable to common stock                     $  2,830                $  2,142            $ 39,467
                                                          ========                ========            ========
Earnings per share:
  Basic                                                   $   0.85                $   0.64
                                                          ========                ========
  Diluted                                                 $   0.83                $   0.64
                                                          ========                ========

Weighted average common shares and common share
 equivalents used in earnings per share calculation:
 Basic                                                       3,333                   3,333
                                                          ========                ========
 Diluted                                                     3,427                   3,333
                                                          ========                ========

   The accompanying notes are an integral part of these financial statements.

                            Loehmann's Holdings, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)


                                                              Successor                 Successor            Predecessor
                                                               Company                   Company               Company
                                                            ---------------         -------------------    ---------------
                                                              Thirty Nine               Period From          Period From
                                                              Weeks Ended               October 10,          January 30,
                                                              November 3,             2000 to October          2000 to
                                                                 2001                    28, 2000          October 9, 2000
                                                            ---------------         -------------------    ---------------


Net sales                                                       $ 238,298               $  19,357          $ 232,199
Cost of sales                                                     148,030                  11,631            150,838
                                                                ---------               ---------          ---------
Gross profit                                                       90,268                   7,726             81,361

Revenue from leased departments                                     1,074                      74              1,000
                                                                ---------               ---------          ---------
Operating profit                                                   91,342                   7,800             82,361
Selling, general, and administrative expenses                      74,553                   4,971             69,424
Depreciation and amortization                                       7,324                     461              7,078
                                                                ---------               ---------          ---------

Operating income                                                    9,465                   2,368              5,859

Interest expense, net                                               3,039                     225                918
                                                                ---------               ---------          ---------
Income before reorganization and fresh start items,
  Income taxes and extraordinary item                               6,426                   2,143              4,941

Reorganization and fresh start items                                   --                      --            (42,008)
                                                                ---------               ---------          ---------

Net income (loss) before income taxes and
  extraordinary item                                                6,426                   2,143            (37,067)

Provision for income taxes, net                                     2,512                       1                128
                                                                ---------               ---------          ---------
Net income (loss) before extraordinary item                         3,914                   2,142            (37,195)

Extraordinary item - gain on discharge of debt                         --                      --             66,050
                                                                ---------               ---------          ---------
Net income applicable to common stock                           $   3,914               $   2,142          $  28,855
                                                                =========               =========          =========


Earnings per share:
  Basic                                                         $    1.17               $    0.64
                                                                =========               =========

  Diluted                                                       $    1.15               $    0.64
                                                                =========               =========

Weighted average common shares and common share equivalents used in earnings per share calculation:

    Basic                                                           3,333                   3,333
                                                                =========               =========
    Diluted                                                         3,396                   3,333
                                                                =========               =========

   The accompanying notes are an integral part of these financial statements.

                            Loehmann's Holdings, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                 Successor               Successor            Predecessor
                                                                  Company                 Company               Company
                                                               ---------------        -----------------     ---------------
                                                                 Thirty Nine             Period From          Period From
                                                                 Weeks Ended             October 10,          January 30,
                                                                 November 3,           2000 to October          2000 to
                                                                    2001                  28, 2000          October 9, 2000
                                                               ---------------        -----------------     ---------------
Cash flows provided by operating activities:
Net income                                                           $  3,914              $  2,142           $ 28,855
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                     7,324                   461              7,078
      Non-cash PIK interest on 11% senior notes                         1,528                    --                 --
      Reorganization and fresh start items                             (1,640)                   --             29,828
      Gain on discharge of debt                                            --                    --            (66,050)
      Changes in current assets and liabilities:
        Accounts receivable and other assets                             (750)                1,023             (1,832)
        Merchandise inventory                                         (10,932)                3,322             (9,778)
        Accounts payable                                                7,624                (4,761)            10,229
        Accrued expenses                                                  (53)                1,565              1,514
        Income taxes payable                                             (584)                   --                 --
        Accrued interest                                                 (798)                  145                 46
                                                                     --------              --------           --------
      Net changes in current assets and liabilities                    (5,493)                1,294                179
      Net change in other noncurrent assets and liabilities               595                    13               (111)
                                                                     --------              --------           --------
Total adjustments, net                                                  2,314                 1,768            (29,076)
                                                                     --------              --------           --------
Net cash provided by (used in) operating activities                     6,228                 3,910               (221)
                                                                     --------              --------           --------

Cash flows from investing activities:
Capital expenditures                                                   (3,799)                 (294)            (2,956)
                                                                     --------              --------           --------
Net cash used in investing activities                                  (3,799)                 (294)            (2,956)
                                                                     --------              --------           --------

Cash flows from financing activities:
(Borrowings) repayments under the credit facility, net                 (2,824)               (3,878)            15,745
Repayment of DIP facility                                                  --                    --             (9,120)
Other financing activities, net                                            --                    --             (1,643)
                                                                     --------              --------           --------
Net cash (used in) provided by financing activities                    (2,824)               (3,878)             4,982
                                                                     --------              --------           --------

Net (decrease) increase in cash and cash equivalents                     (395)                 (262)             1,805
Cash and cash equivalents at beginning of period                        1,587                 3,034              1,229
                                                                     --------              --------           --------
Cash and cash equivalents at end of period                           $  1,192              $  2,772           $  3,034
                                                                     ========              ========           ========

Supplemental disclosure of cash flow information:
Cash interest paid during period                                     $  2,310              $     87           $    975
                                                                     ========              ========           ========
Cash taxes paid during period                                        $  3,104              $      1           $     17
                                                                     ========              ========           ========

   The accompanying notes are an integral part of these financial statements.

                            Loehmann's Holdings, Inc.
                          Notes to Financial Statements


1.   ORGANIZATION

       Loehmann's Holdings, Inc. ("Loehmann's" or the "Company"), a Delaware corporation, was formed pursuant to the Company's emergence from bankruptcy on October 10, 2000. Loehmann's Holdings, Inc. is the parent company of Loehmann's, Inc. and owns 100% of its common stock. In addition to the formation of Loehmann's Holdings, Inc., two new wholly owned subsidiaries of Loehmann's, Inc. were formed and all the assets of Loehmann's, Inc. were transferred to these subsidiaries, Loehmann's Operating Co. and Loehmann's Real Estate Holdings, Inc. Loehmann's is a leading upscale off-price specialty retailer of well known designer and brand name women's fashion apparel, men's furnishings, accessories and shoes.

2.   BASIS OF PRESENTATION

       From May 19, 1999 to October 9, 2000, Loehmann's, Inc. operated as a debtor-in-possession, having filed a petition for relief under chapter 11 of the Bankruptcy Code on May 19, 1999. On October 10, 2000, the Company, as reorganized pursuant to the Second Amended Plan of Reorganization, formally emerged from bankruptcy. In the accompanying financial statements, the Statements of Operations for the period from January 30, 2000 to October 9, 2000 and the period from July 30, 2000 to October 9, 2000 and the Statement of Cash Flows for the for the period January 30, 2000 to October 9, 2000 are the results of the predecessor company, Loehmann's, Inc.

       The consolidated balance sheet at November 3, 2001, the consolidated statements of operations for the thirteen week and thirty nine week periods ended November 3, 2001 and consolidated statement of cash flows for the thirty nine week period ended November 3, 2001 include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation.

       The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosure normally included in financial statements required by generally accepted accounting principles have been omitted. Operating results for the thirteen weeks and thirty-nine weeks ended November 3, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended February 2, 2002. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes for the fiscal year ended February 3, 2001 included in the Company's Annual Report on Form 10-K for such year.

3.   CHARGE FOR STORE CLOSINGS

       During the thirty-nine weeks ended October 28, 2000, the Company closed eleven underperforming stores and recorded a $7.5 million charge. The charge for store closings consisted of the write-off of property, plant and equipment, closing expenses and costs associated with lease rejection claims of $4.0 million, $0.9 million and $2.6 million, respectively.

       The store closures were completed by the end of May 2000. Net sales and operating loss, including certain specifically allocated charges, for these stores were $6.2 million and $(1.3) million, respectively, for the thirty-nine weeks ended October 28, 2000.

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

       The Company will apply the new rules on accounting for Goodwill and Other Intangible Assets beginning in the first quarter of fiscal 2002. Application of the non-amortization provisions of FAS 142 is expected to result in an increase in net income of $792,000 or $0.24 per share for the year. During fiscal 2002, the Company will perform the first of the required impairment tests of reorganization value in excess of identifiable assets and indefinite lived intangible assets as of February 3, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

7.   OTHER COMMENTS

       Certain items have been reclassified to present them on a basis consistent with the thirteen week and thirty-nine week periods ended November 3, 2001.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The discussion below compares the results of operations for the thirteen-week and thirty nine-week periods ended November 3, 2001 and October 28, 2000. For purposes of providing a comparable period in the prior year periods, the results of Predecessor Company from July 30, 2000 to October 9, 2000 have been combined with the results of Successor Company from October 10, 2000 to October 28, 2000 to form the thirteen weeks ended October 28, 2000. In addition, the results of Predecessor Company from January 30, 2000 to October 9, 2000 have been combined with the results of Successor Company from October 10, 2000 to October 28, 2000 to form the thirty-nine weeks ended October 28, 2000. These periods are summarized in the following table:


                                               Thirteen weeks      Thirteen weeks       Thirty nine weeks      Thirty nine weeks
                                                   Ended               Ended                  Ended                  Ended
(in thousands)                                  November 3,         October 28,            November 3,            October 28,
                                                    2001                2000                   2001                   2000
                                              ----------------   -----------------      -----------------      ------------------
Net sales                                        $  83,647         $  88,562              $ 238,298             $ 251,556
Cost of sales                                       50,307            54,686                148,030               162,469
                                                 ---------         ---------              ---------             ---------
Gross profit                                        33,340            33,876                 90,268                89,087

Revenue from leased departments                        333               359                  1,074                 1,074
                                                 ---------         ---------              ---------             ---------
Operating profit                                    33,673            34,235                 91,342                90,161

Selling, general and administrative expenses        25,615            24,425                 74,553                74,395
Depreciation and amortization                        2,389             2,291                  7,324                 7,539
                                                 ---------         ---------              ---------             ---------
Operating income                                     5,669             7,519                  9,465                 8,227

Interest expense, net                                1,026               476                  3,039                 1,143
                                                 ---------         ---------              ---------             ---------
Income before reorganization items,
   Fresh start adjustments,income
   taxes and Extraordinary item                      4,643             7,043                  6,426                 7,084
Reorganization items                                    --           (10,084)                    --               (20,626)
Fresh start adjustments                                 --           (21,382)                    --               (21,382)
                                                 ---------         ---------              ---------             ---------
Income (loss) before income taxes and
   Extraordinary item                                4,643           (24,423)                 6,426               (34,924)

Provision for income taxes                           1,813                18                  2,512                   129
                                                 ---------         ---------              ---------             ---------
Net income (loss) before extraordinary item          2,830           (24,441)                 3,914               (35,053)
Extraordinary item - gain on
discharge of debt                                       --            66,050                     --                66,050
                                                 ---------         ---------              ---------             ---------
Net income applicable to common stock            $   2,830         $  41,609              $   3,914             $  30,997
                                                 =========         =========              =========             =========

RESULTS OF OPERATIONS - COMPARISON OF THE THIRTEEN WEEKS ENDED NOVEMBER 3, 2001 AND OCTOBER 28, 2000

      Net sales for the thirteen weeks ended November 3, 2001 were $83.6 million as compared to $88.6 million for the comparable period in the prior year. Comparable store sales (stores that were in operation for both periods) decreased by 5.5 % for the thirteen weeks ended November 3, 2001 compared to the same period in fiscal 2000. The decrease in comparable store sales in the thirteen-week period reflects the general weakness in the retail economy.

      Gross profit for the thirteen weeks ended November 3, 2001 was $33.3 million as compared to $33.9 million for the same period in the prior year. Gross margin percentage increased to 39.9% from 38.3% in the prior year period. The increase in gross margin percentage was due primarily to an increase in the initial markup of merchandise resulting from a favorable change in the merchandise mix.

      Selling, general and administrative expenses for the thirteen weeks ended November 3, 2001 increased to $25.6 million from $24.4 million in the prior period. The increase in selling, general and administrative expenses is due primarily to advertising expense, higher occupancy costs related to store lease renewals and store expansions, partially offset by a decrease in other store operating expenses.

      Depreciation and amortization expense for the thirteen weeks ended November 3, 2001 was $2.4 million as compared to $2.3 million for the same period in the prior year.

      As a result of the items explained above, operating income decreased by $1.8 million to $5.7 million, or 6.8% of sales, in the thirteen weeks ended November 3, 2001 as compared to $7.5 million, or 8.5% of sales, in the thirteen weeks ended October 28, 2000.

      Net interest expense for the thirteen weeks ended November 3, 2001 was $1.0 million as compared to $0.5 million for the same period in the prior year. The increase was due to interest expense related to the 11% senior notes due 2005 issued as part of the Company's emergence from bankruptcy in October 2000. The interest expense associated with the notes was $0.8 million as compared to $0.1 million for the same period in the prior year.

      In the thirteen week period ended October 28, 2000, there were several non-recurring items related to the Company's emergence from bankruptcy. During the period, the Company (i) incurred $10.1 million of reorganization costs, (ii) recorded a charge for fresh start adjustments of $21.4 million and (iii) recorded a gain on the discharge of debt in the amount of $66.1 million.

RESULTS OF OPERATIONS - COMPARISON OF THE THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2001 AND OCTOBER 28, 2000

      Net sales for the thirty-nine week period ended November 3, 2001 were $238.3 million as compared to $251.6 million for the comparable period in the prior year. Comparable store sales (stores that were in operation for both periods) decreased by 2.9 % for the thirty-nine week period ended November 3, 2001 compared to the same period in fiscal 2000. The decrease in comparable store sales in the thirty-nine week period reflects the general weakness in the retail economy. The decrease in net sales was due to the closing of eleven underperforming stores in the first quarter of fiscal 2000, which generated $6.2 million of sales for the thirty-nine week period ended October 28, 2000, as well as the comparable store sales decrease. The eleven closed stores generated $3.6 million in sales in the first quarter of fiscal year 2000 and the subsequent inventory liquidation sale generated $2.6 million in the second quarter of fiscal 2000.

      Gross profit for the thirty-nine week period ended November 3, 2001 was $90.3 million as compared to $89.1 million for the same period in the prior year. Gross margin percentage increased to 37.9% from 35.4% in the prior year period. Gross margin from ongoing operations, which excludes the eleven stores closed in March 2000, was 35.9% for the thirty-nine weeks ended October 28, 2000. The increase in gross margin percentage from ongoing operations to 37.9% from 35.9% was due primarily to (i) an increase in the initial markup of merchandise resulting from a favorable change in the merchandise mix and (ii) improved inventory shrinkage results.

      Selling, general and administrative expenses for the thirty-nine week period ended November 3, 2001 decreased to $74.6 million from $74.4 million in the prior period. The increase was due primarily to advertising expense and higher occupancy costs associated with store lease renewals and expanded locations. These increases were partially offset by the closing of eleven stores in March 2000, reductions in corporate overhead and store operating expenses.

      Depreciation and amortization expense for the thirty-nine weeks ended November 3, 2001 was $7.3 million as compared to $7.5 million for the same period in the prior year.

      As a result of the items explained above, operating income increased by $1.2 million to $9.5 million, or 4.0% of sales, in the thirty nine weeks ended November 3, 2001 as compared to an operating income of $8.2 million, or 3.3% of sales, in the thirty-nine weeks ended October 28, 2000.

      Net interest expense for the thirty-nine weeks ended November 3, 2001 was $3.0 million as compared to $1.1 million for the same period in the prior year. The increase was due to interest expense related to the 11% senior notes due 2005 issued as part of the Company's emergence from bankruptcy in October 2000. The interest expense associated with the notes was $2.1 million as compared to $0.1 million for the same period in the prior year.

      In the thirty-nine weeks ended October 28, 2000, the Company provided for a charge in the amount of $7.5 million for the closing of 11 stores. This charge consisted of the write-off of property, plant and equipment, closing expenses and costs associated with net lease rejection claims of $4.0 million, $0.9 million and $2.6 million, respectively. In addition, the Company (i) incurred $13.1 million of reorganization costs, (ii) recorded a charge for fresh start adjustments of $21.4 million, and (iii) recorded a gain on the discharge of debt in the amount of $66.1 million.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has a $70.6 million revolving line of credit with Bankers Trust Company (the "Credit Facility"). The Credit Facility includes a separate fixed asset sublimit, which as of November 3, 2001, was $10.6 million. The fixed asset sublimit is reduced $750,000 each quarter with the next reduction scheduled for January 1, 2002. It is further reduced by the amount of any interest payments made in cash on the 11% senior notes, and was reduced $1.5 million for the interest payment made on October 30, 2001. The Credit Facility is secured by substantially all of the Company's assets and expires on September 30, 2005. The availability of the revolving line of credit under the Credit Facility is subject to certain inventory-related borrowing base requirements.

      The indebtedness under the Credit Facility bears interest at variable rates based on LIBOR plus 4.0% or the prime rate plus 3.0% on borrowings less than or equal to the fixed asset sublimit. For borrowings in excess of the fixed asset sublimit, the interest rates are LIBOR plus 2.5% or the prime rate plus 1.5%. There is an unused line fee of 0.50% per annum on the unused portion of the Credit Facility.

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

      As of November 3, 2001, the Company had borrowings, net of excess cash, of $3.7 million and letters of credit of $1.0 million outstanding under the Credit Facility, with $51.3 million of unused cash availability. Averaged unused cash availability under the Credit Facility was $50.5 million for the thirty-nine weeks ended November 3, 2001. The Company believes that cash generated from operations and funds available under the Credit Facility will be sufficient to satisfy cash requirements through the remainder of the fiscal year.

      Net cash provided by operations before working capital for the thirty-nine week period ended November 3, 2001 was $11.7 million. The working capital needs for the thirty-nine week period were $5.5 million, primarily comprised an increase in inventory of $10.9 million offset by an increase in accounts payable of $7.6 million. The increase in accounts payable reflects the continued improvement in payment terms that the Company has realized following its emergence from bankruptcy in October 2000. Cash provided by operations was $6.2 million for the thirty-nine week period after deducting $5.5 million used for working capital. Capital expenditures for the thirty-nine week period were $3.8 million primarily for store expansions and maintenance. Repayments under the Credit Facility for the period were $2.8 million.

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

PART II.  OTHER INFORMATION

Item    6. Exhibits and Reports on Form 8-K

Exhibits

(a)    Exhibits

              None


(b) No reports on Form 8-K were filed during the thirteen weeks ended November 3, 2001.

                            Loehmann's Holdings, Inc.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: December 12, 2001


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