Form 10-K
period 2002-02-02
LOEHMANNS HOLDINGS INC
filed 2002-05-03
CIK 843081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 2, 2002

                                 Commission File

                                 Number 0-28410

                            LOEHMANN'S HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                   13-4129380
-----------------------------------------     -------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                      Identification No.)


   2500 Halsey Street, Bronx, New York                  10461
-----------------------------------------     -----------------------------
  (Address of principal offices)                      (Zip Code)

       Registrant's telephone number, including Area Code: (718) 409-2000

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes X       No
                                      ----       -----

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ---------

         Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.             Yes X         No
                                     -----        -----

         The aggregate market value of voting stock held by nonaffiliates of registrant as of April 17, 2002 was $46.7 million.

         The Company had 3,332,178 shares of Common Stock outstanding as of April 30, 2002.

         Documents incorporated by reference: the information required by Part III, Items 10, 11, 12 and 13, is incorporated by reference to the registrant's Proxy Statement for the registrant's 2002 annual meeting of stockholders.

ITEM 1.  BUSINESS

THE COMPANY

         Loehmann's Holdings, Inc. ("Holdings" and collectively with its subsidiaries, "Loehmann's" or the "Company"), a Delaware corporation incorporated in 2000, is the parent company of Loehmann's, Inc. Loehmann's, founded in 1921 as the "Original Designer Outlet," is a leading national specialty retailer of well known designer and brand name women's fashion apparel, men's furnishings, accessories, and shoes offered at prices that are typically 30% to 65% below department store prices. The Company believes it is one of the largest national upscale off-price specialty retailers in the industry. The Company has a strong brand name, loyal customer base and long-standing relationships with leading designers and vendors of quality merchandise. The Company's target customers are relatively affluent women between the ages of 30 and 55 who are attracted to designer and other name brand merchandise offered at exceptional values. As of April 30, 2002, the Company operated 44 stores in major metropolitan markets located in 17 states.

CHAPTER 11 FILING, EMERGENCE & CORPORATE STRUCTURE

        On May 18, 1999 (the "Petition Date") Loehmann's, Inc. filed a petition for relief under chapter 11 of the Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

        On July 28, 2000 Loehmann's, Inc. filed a Second Amended Plan of Reorganization (the "Second POR") with the Bankruptcy Court. The Second POR was subsequently accepted by the required percentage of the creditors entitled to vote on the plan. A plan confirmation hearing was held on September 6, 2000 and the Second POR, as further modified on that date (the "Amended POR"), was confirmed by the Bankruptcy Court. On October 10, 2000, Loehmann's Operating Co., a new operating subsidiary of Loehmann's, Inc., entered into a secured credit facility with Bankers Trust Company (the "Credit Facility"). Concurrently, Holdings, a newly formed holding company, entered into an indenture (the "Senior Notes Indenture") for 11% Senior Notes due 2005 (the "Senior Notes"). As a result of the consummation of these agreements, all conditions precedent to the effectiveness of the Amended POR were met and the Amended POR become effective on October 10, 2000 (the "Effective Date"), thereby allowing the Company to formally emerge from bankruptcy. From the Petition Date until the Effective Date, Loehmann's, Inc. operated as a debtor-in-possession under the Bankruptcy Code.

        Under the Amended POR, Holdings distributed 3,332,178 shares of common stock, par value $0.01 per share (the "New Common Stock"), and $25,000,000 of its Senior Notes to the general unsecured creditors of Loehmann's, Inc. Distributions to the general unsecured creditors of Loehmann's, Inc. were made in New Common Stock or in a combination of New Common Stock and Senior Notes depending on the elections made by the holders of general unsecured claims. The Amended POR provided that no stockholder or option holder of the common stock of Loehmann's, Inc. would receive any distribution on account of their shares of common stock or options to purchase common stock.

         In addition to the formation of Holdings, two new wholly owed subsidiaries of Loehmann's, Inc. were formed and all of the Company's assets were transferred to these subsidiaries, Loehmann's Operating Co. and Loehmann's Real Estate Holdings, Inc.

INDUSTRY OVERVIEW

         Women's Apparel And Accessories

         According to published reports, total retail sales of women's apparel and accessories in the United States were in excess of $89.0 billion in 2001. The womenswear industry is served by a variety of distribution channels including department stores, specialty stores and off-price retailers.

         The women's apparel and accessories industry has five product classifications: designer, bridge, better, moderate and budget. Designer merchandise is the most expensive product classification and is characterized by high fashion styling. Designer brands include Donna Karan, Calvin Klein and Ralph Lauren. Bridge products are typically brand name merchandise that may carry designer labels but are less expensive than the designer classification and allow customers to purchase designer-like merchandise at below designer prices. Bridge brands include DKNY, Anne Klein, Dana Buchman and Tahari. Apparel in the better classification carries brand name labels but is less expensive than bridge apparel. Better brands include Jones NY, Sigrid Olsen, Laundry and BCBG. Merchandise in the moderate and budget classifications are less expensive product categories. Loehmann's carries merchandise in the designer, bridge and better categories.

         Designer and bridge merchandise is generally sold in finer department stores such as Bloomingdale's, Neiman Marcus, Nordstrom and Saks Fifth Avenue. Because manufacturers of designer and bridge merchandise are very concerned about maintaining the upscale image of their trademarks, they are typically selective as to which retailers carry their products.

         Men's

         The men's apparel industry includes tailored apparel (suits, formalwear, slacks, sportcoats and outerwear), sportswear (sportshirts, sweaters and jackets) and furnishings (dress shirts, ties, belts, suspenders, underwear, socks, scarves and gloves). Loehmann's offers primarily men's furnishings and sportswear to its customers.

         The men's furnishings industry is served by a variety of distribution channels including department stores, specialty menswear stores, off-price retailers and catalog retailers. The Company offers primarily designer and name brand men's furnishings and sportswear, which are generally sold in finer department stores such as Bloomingdale's, Neiman Marcus, Nordstrom and Saks Fifth Avenue.

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

         Emphasis on In-Season High Quality Merchandise

         The Company offers a wide selection of in-season, high quality, name brand merchandise. The Company, like finer department stores, is known for carrying name brand merchandise, including Donna Karan, Anne Klein, Calvin Klein, Ralph Lauren, Laundry and Dana Buchman.

         Value Pricing

         The Company provides its customers with exceptional value by offering its merchandise at prices that are typically 30% to 65% below prices charged by department stores for the same items and that are competitive with other off-price retailers.

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

MERCHANDISING

         Selection

         The Company offers a wide selection of women's sportswear, dresses, suits, outerwear, accessories, handbags, intimate apparel, shoes, and men's furnishings and sportswear. The Company does not offer moderate or budget merchandise in its stores. Most of the Company's merchandise is in-season and, therefore, is generally available at Loehmann's during the same selling season as it is available in department stores. The Company offers name-brand merchandise from designers such as Calvin Klein, Donna Karan and Ralph Lauren.

         The following table shows the percentages of the Company's net sales attributable to its various product categories for fiscal year 1997 through fiscal year 2001:

                                     1997        1998        1999       2000        2001
                                     ----        ----        ----       ----        ----
Sportswear                           48.3%       48.3%       47.1%       49.4%       50.4%
Accessories/intimate apparel         13.7        13.4        12.9        12.8        14.5
Dresses and suits                    23.1        17.8        17.1        14.9        13.4
Men's                                 2.5         7.8        10.4        10.5        10.2
Shoes                                 6.6         6.3         6.1         6.4         6.6
Outerwear                             4.7         4.5         4.0         4.4         3.9
Other                                 1.1         1.9         2.4         1.6         1.0
Total                               100.0%      100.0%      100.0%      100.0%      100.0%


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

         The Company purchases its inventory from over 500 suppliers, which in many cases include separate divisions of a single manufacturer or designer. These suppliers include a substantial majority of the designer and name brand apparel manufacturers in the United States. Some purchases are also made in the European market, primarily Italy. The Company does not have any long-term supply contracts with its suppliers.

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

DISTRIBUTION

         The Company operates a 272,000 square foot centralized distribution center located in Rutherford, New Jersey. As merchandise arrives at the Company's distribution center, it is priced, ticketed, assigned to individual stores by the Company's merchandising systems, packaged for delivery and transported to the stores.

MARKETING AND ADVERTISING

         A significant portion of Loehmann's advertising efforts involve direct mail and email announcements to members of The Insider Club, a free membership program. Members receive notification of special events throughout the year and a 15% discount on their birthdays. This database allows Loehmann's to track the purchase activity of current customers. These customers accounted for approximately 75% of total Company sales in fiscal year 2001.

INTERNET

         The Company maintains a website at www.loehmanns.com. The website provides information to customers on current promotions, new merchandise available in the stores and also serves as a portal for gathering the email addresses of customers and signing up customers as members of the Company's Insider Club. Customers are offered an incentive in exchange for providing their email addresses. Currently, there are 450,000 email addresses in the Company's database. No merchandise is sold via the website.

STORE OPERATIONS

         The Company's stores are organized into several geographic regions, each with a regional manager. Regional managers monitor the financial performance of the stores in their respective geographic districts and regularly visit stores to ensure adherence to the Company's merchandising, operations and personnel standards. The typical staff for a Loehmann's store consists of a store manager, a number of associate and department managers, sales specialists and additional full and part-time hourly associates depending upon the store's needs.

         Senior management meets with the regional managers on a periodic basis to maintain a clear line of communication. New store management personnel currently complete a training program at a designated training store before assuming management responsibility. Sales specialists receive product and customer service training at the store level. In addition, mystery shoppers shop the stores to help ensure that sales associates are friendly, helpful and maintain all of the Company's merchandising, operations, and customer service standards.

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

EMPLOYEES

         As of March 31, 2002, the Company had 1,610 employees, of whom 1,336 were store sales and clerical employees, 114 performed store managerial functions, and 160 were corporate (managerial and clerical) and warehouse (managerial) personnel. Warehouse labor is provided by a third party and these workers are not Company employees. Non-managerial employees are paid on an hourly basis. None of the Company's employees is represented by a labor union. The Company believes that its employee relations are good.

TRADEMARK AND SERVICE MARK

         The Loehmann's name is registered as a trademark and a service mark with the United States Patent and Trademark Office. Loehmann's believes its trademark and service mark have received broad recognition and their continued existence is important to the Company's business.

COMPETITION

         The off-price fashion apparel business is highly competitive. The Company competes primarily with finer department stores by offering a wide selection of comparable quality merchandise at significantly lower prices. The Company also faces competition from a variety of off-price and discount retailers and from factory outlet malls.

RISK FACTORS

         An investment in the Company is subject to certain risks. These risks are associated with the ongoing competitive pressures in the apparel industry, changes in the level of consumer spending or preferences in apparel, potential disruptions in the relationships established with certain vendors, the Company's history of losses and its reliance on key personnel. Future economic and industry trends that could potentially affect revenue and profitability are difficult to predict. See "Special Note Regarding Forward-looking Statements."

         History of Losses

         The Company incurred net losses in each fiscal year from 1995 to 1999. There can be no assurance that such losses will not occur again in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Competition

         All aspects of the women's apparel industry, including the off-price retail segment, are highly competitive. The Company competes primarily with department stores, other off-price retailers, specialty stores, discount stores, outlet stores and mass merchandisers, many of which have substantially greater financial and marketing resources than the Company. Finer department stores, which constitute the Company's principal competitors, offer a broader selection of merchandise and higher quality service. In addition, many department stores have become more promotional and have reduced their price points, and certain finer department stores and certain of the Company's vendors have opened outlet stores that offer off-price merchandise in competition with the Company. Accordingly, the Company may face periods of intense competition in the future that could have an adverse effect on its financial results. See "Competition" in
Item 1. Business.

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

         Merchandise Trends

         The Company's success depends in part on its ability to anticipate and respond to changing merchandise trends and consumer preferences in a timely manner. Accordingly, any failure by the Company to anticipate, identify and respond to changing fashion trends could adversely affect consumer acceptance of the merchandise in the Company's stores, which in turn could adversely affect the Company's business and its image with its customers. If the Company miscalculates either the market for its merchandise or its customers' purchasing habits, it may be required to sell a significant amount of unsold inventory at below average markup or below cost, which would have an adverse effect on the Company's financial condition and results of operations.

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

         Dependence on Key Personnel

         The Company's success depends to a significant extent upon the performance of its senior management team, particularly Robert N. Friedman, President and Chief Executive Officer, and Robert Glass, Chief Operating Officer, Chief Financial Officer and Secretary, who entered into employment agreements on January 1, 2001. The loss of services of any of the Company's executive officers could have a material adverse impact on the Company. The Company's success will depend on its ability to motivate and retain its key employees and to attract and retain qualified personnel in the future.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements under the captions "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; availability and terms of trade credit and other financing; availability, locations and terms of sites for store development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or the failure to comply with, government regulations and construction costs.

ITEM 2.  PROPERTIES

         As of April 30, 2002, the Company operated 44 stores in 17 states. The Company does not own any of its stores and has no manufacturing facilities.

         Indicated below is a listing of the regions in which the Company operates its stores:

                                                              PERCENT OF
                                               NUMBER OF   FISCAL YEAR 2001
                    REGION                      STORES           SALES
                    ----------------------------------------------------------
                    California ...........        12              31.4%
                    New York  ............         7              23.5
                    New Jersey ...........         5              10.7
                    Other Mid-Atlantic ...         4               9.2
                    Florida ..............         4               8.2
                    Midwest ..............         3               4.7
                    Texas ................         3               3.9
                    Other West ...........         3               3.0
                    Other Southeast ......         2               3.0
                    New England ..........         1               2.4
                                                 -----           -------
                                                  44             100.0%
                                                 =====           ======

         In the fourth quarter of fiscal year 2001, the Company made the decision to close, in 2002, its existing store in Denver, CO and open a new store at a different location in Denver, CO.

         The Company follows the general industry practice of leasing all of its stores. The Company's stores range in size from 9,000 to 60,000 square feet with an average size of 23,000 square feet. The stores are held under leases expiring from 2002 to 2021, excluding option periods. The leases for the Company's stores typically provide for a 15- to 20-year term with three five-year renewals that are automatic unless the Company elects to terminate the lease. The rental rate is typically a fixed amount rather than a contingent payment based on a store's gross sales. The leases typically contain tax escalation clauses and require the Company to pay insurance, utilities, repair and maintenance expenses.

         The following table summarizes lease expirations and any renewal options:

                                               Number of
Fiscal                  Number of Leases      Leases with       Range in Years
Years                       Expiring        Renewal Options    Of Option Periods
-------------------    -----------------    ----------------   -----------------

2002                           5                   5                   5
2003                           3                   2                   5
2004                           6                   5                   5
2005                           5                   3                   5
2006                           2                   2                   5
2007 and thereafter           23                  17                5-10

         The Company leases a 272,000 square foot distribution center located in Rutherford, NJ, which has served as its only distribution center since December 2000. The lease has been renewed for the period February 1, 2002 through December 31, 2006 and provides for annual rental payments of $1,468,800 during that period. There is one additional five-year renewal option under the lease.

         The Company leases the land for its 153,000 square foot facility located in the Bronx, New York, which serves as its corporate headquarters. The ground lease with respect to the land on which the facility is situated provides for aggregate annual base rental payments of $49,306. The lease expires in 2010, but is renewable at certain increased rates until 2050. This facility contains approximately 40,000 square feet of office space and approximately 113,000 square feet of warehouse space. The Company plans to sell or lease the warehouse space located at the Bronx facility, while retaining the current office space for its corporate offices. On January 11, 2002, the Company entered into a purchase option agreement to sell its building for $5,400,000.

ITEM 3. LEGAL PROCEEDINGS

         The Company may be a party to various legal proceedings, many of which involve claims for coverage encountered in the ordinary course of business. Based on information presently available, the final outcome of all such proceedings should not have a material adverse effect upon the Company's results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company held its Annual Meeting of Stockholders on September 21, 2001. The following actions were taken at the Annual Meeting:

PROPOSAL 1
----------

         The individuals in the table below were elected directors of the Company with the votes indicated,

                                                FOR                WITHHELD
                                                ---                --------

William J. Fox                            2,621,589                   13,423
Joseph Nusim                              2,621,589                   13,423
Robert N. Friedman                        2,620,200                   14,808
Robert Glass                              2,620,200                   14,808
Carol Gigli-Greer                         2,621,589                   13,423
Cory Lipoff                               2,621,589                   13,423
Erwin A. Marks                            2,621,589                   13,423

PROPOSAL 2
----------

         An amendment of the Company's amended and restated Certificate of Incorporation to authorize a class of Preferred Stock. Approval required a majority of the common shares outstanding; the proposal was not approved.

For                               861,534
Against                           251,224
Abstain                             7,355
Broker non-votes                1,514,895

PROPOSAL 3
----------

         Adoption of the Company's 2001 Stock Option Plan. This proposal required a majority of the votes cast in person or by proxy; the proposal was approved.

For                          1,045,767
Against                         60,666
Abstain                         13,680
Broker non-votes             1,514,895

PROPOSAL 4
----------

         Ratification of the appointment of Ernst & Young LLP as independent accountants. This proposal required a majority of the votes cast in person or by proxy; the proposal was approved.

For                           2,622,640
Against                           5,944
Abstain                           6,424
Broker non-votes                      -

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock began trading on the NASDAQ OTCBB on March 21, 2001 under the symbol LHMS. The following table sets forth the high and low bid prices for the Company's common stock since it began trading on NASDAQ OTCBB.

            Fiscal Quarter Ended                     High                 Low

            May 5, 2001                         $    7.50            $    3.75
            August 4, 2001                          12.80                 3.77
            November 3, 2001                        12.75                 5.80
            February 2, 2002                        11.80                 5.90

         As of April 23, 2002, there were 399 shareholders of record of the Company's common stock.

         The Company did not pay any dividends on its common stock in fiscal years 2001 or 2000. The Company does not have any present intention to pay any dividends in 2002.

         In October 2000, April 2001 and February 2002, the Company distributed 3,333,333 shares of Common Stock and 11% Senior Notes Due 2005 in the aggregate amount of $25,000,000 to its creditors pursuant to its Second Amended Plan of Reorganization. No sales commissions were paid in connection with the transaction. The shares were issued in reliance upon the exemption from registration afforded by Section 3(a)(10) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands except per share data)      2001                2000              1999             1998               1997
------------------------------------      ----                ----              ----             ----               ----
Net sales                               $ 322,524         $ 338,165         $ 374,657         $ 420,556         $ 438,892
Net income (loss)                           7,093            31,450           (33,468)           (5,148)          (15,672)
Net income (loss) per common share           2.13              0.78             (3.69)            (0.57)            (1.75)
Total assets                              129,232           119,774           147,073           188,693           189,226
Long-term obligations                      26,528            25,000                --           139,403           131,360
Cash dividends declared per common share       --                --                --                --                --

         Fiscal year 2000 above represents the combined results of Loehmann's, Inc from January 30, 2000 to October 9, 2000 and Loehmann's Holdings, Inc. from October 10, 2000 to February 3, 2001. See Item 1 and Item 7 for information that materially affects the comparability of the data in the above table.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The discussion below compares the results of operations for the 2001 fiscal year to the 2000 fiscal year and the 2000 fiscal year to the 1999 fiscal year. For purposes of providing a comparable period for fiscal 2000, the results of Loehmann's, Inc., the Predecessor Company, from January 30, 2000 to October 9, 2000 have been combined with the results of Loehmann's Holdings, Inc., the Successor Company, from October

10, 2000 to February 3, 2001 to form the 2000 fiscal year results. These periods are summarized in the following table:

                                                           2001            2000            1999
                                                          FISCAL          Fiscal          Fiscal
     (In thousands)                                        YEAR            Year            Year
                                                         ---------      ---------       ---------
     Net sales                                           $ 322,524      $ 338,165       $ 374,657
     Cost of sales                                         202,923        218,204         257,318
                                                         ---------      ---------       ---------
     Gross margin                                          119,601        119,961         117,339

     Revenue from leased departments                         1,574          1,749           1,895
                                                         ---------      ---------       ---------
     Operating profit                                      121,175        121,710         119,234

     Selling, general and administrative expenses           99,864        100,459         114,886
     Depreciation and amortization                           9,800         10,027          12,019
     Charge for store closing                                  500             --              --
                                                         ---------      ---------       ---------
     Operating income                                       11,011         11,224          (7,671)


     Interest expense, net                                   3,918          2,104           5,804
                                                         ---------      ---------       ---------
     Income before reorganization items,
        fresh start adjustments, income taxes and
        extraordinary item                                      --          9,120         (13,475)
     Reorganization items                                       --        (20,626)        (19,881)
     Fresh start adjustments                                    --        (21,382)             --
                                                         ---------      ---------       ---------
     Net income (loss) before income taxes and
        extraordinary item                                   7,093        (32,888)        (33,356)
     Provision for income taxes                                 --          1,712             112
                                                         ---------      ---------       ---------
     Net income (loss) before extraordinary item             7,093        (34,600)        (33,468)
     Extraordinary item - gain on discharge of debt             --         66,050              --
                                                         ---------      ---------       ---------
     Net income applicable to common stock               $   7,093      $  31,450       $ (33,468)
                                                         =========      =========       =========

FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000

         Comparable store sales (stores that were in operation for both periods) decreased by 1.7% during fiscal year 2001 as compared to fiscal year 2000. Net sales for fiscal year 2001 (a fifty-two week year) were $322.5 million as compared to $338.2 million for fiscal year 2000 (a fifty-three week year), a decrease of approximately $15.7 million. The decrease is attributable to (i) one less week in fiscal year 2001 compared to fiscal year 2000, sales for the extra week being $4.0 million, (ii) the sales in fiscal year 2000 from eleven stores closed in March 2000, which were $6.2 million and (iii) the comparable store sales decrease of $5.5 million.

         Gross margin percent increased to 37.1% from 35.5% in the prior year, an increase of 160 basis points. The increase in gross margin percentage was due primarily to an increase in the initial markup of merchandise as a result of a change in the merchandise mix and improved shrinkage results partially offset by increased markdowns for promotional activity necessary in the fourth quarter due to the general weakness in the retail economy. Gross margin for fiscal year 2001 was $119.6 million as compared $120.0 million for fiscal year 2000.

         Selling, general and administrative expenses for fiscal year 2001 were $99.9 million as compared to $100.5 million during fiscal year 2000, a decrease of approximately $0.6 million. Eliminating the eleven closed stores from fiscal year 2000, selling, general and administrative expenses were $98.1 million in fiscal year 2000 resulting in an increase of $1.8 million on a 44-store basis. The increase in selling, general and administrative expenses was primarily related to i) an increase in advertising expense of $0.8 million and ii) an increase in occupancy costs of $1.0 million.

         Depreciation and amortization for fiscal year 2001 was $9.8 million as compared to $10.0 million for fiscal year 2000.

         Included in fiscal year 2001 operating results is a charge of $500,000 for occupancy costs and the write-off of fixed assets in connection with the closing of the current Denver, CO store, which is expected to close in 2002 and be replaced by a new store.

         As a result of the items explained above, operating income, as a percentage of sales, increased to 3.4%, or $11.0 million, in fiscal year 2001 as compared to 3.3%, or $11.2 million in fiscal year 2000.

         Net interest expense for fiscal year 2001 was $3.9 million as compared to $2.1 million for fiscal year 2000, an increase of $1.8 million. The increase was due to interest on the Company's 11% senior notes which for fiscal year 2001 was $2.9 million compared to $0.9 million in fiscal year 2000. The interest on the senior notes in fiscal year 2000 of $0.9 million was for a short period from October 10, 2000 through February 3, 2001, while the interest of $2.9 million in fiscal year 2001 was for the entire fiscal year.

         The Company had no provision for income taxes after recognition of a deferred tax asset of $2.4 million related to the Company's net operating loss carryforward of $16.0 million (see Note 4 of the Notes to Financial Statements). Net income for the year was $7.1 million, or $2.13 per basic share and $2.08 per diluted share. Excluding the adjustment for the deferred tax asset, net income assuming a 39% tax rate would have been $4.3 million or $1.27 per diluted share. Net income in the prior year was $31.8 million which included two non-recurring items, a gain on the discharge of debt in the bankruptcy of $66.1 million as well as reorganization expenses of $42.0 million.

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

         Comparable store sales (stores that were in operation for both periods) increased by 1.3% during fiscal year 2000 as compared to fiscal year 1999. As part of the Company's restructuring activities, eleven stores were closed in fiscal year 2000 and fourteen stores were closed in fiscal year 1999. Net sales for fiscal year 2000 were $338.2 million as compared to $374.7 million for fiscal year 1999, a decrease of approximately $36.5 million, or 9.7%. The decrease in reported net sales for fiscal year 2000 is the result of the stores closed during the year partially offset by the improved performance at the remaining stores. The closed stores had sales of $6.2 million in 2000 and $50.5 million in 1999.

         Gross margin for fiscal year 2000 was $120.0 million as compared $117.3 million for fiscal year 1999. Gross margin percent increased to 35.5% from 31.3% in the prior year. Gross margin for fiscal year 1999 included an inventory liquidation charge of $6.1 million at the closed stores. Excluding that charge, gross margin percentage from ongoing operations for fiscal year 1999 was 33.0%. The increase in gross margin percentage from ongoing operations from 33.0% to 35.5% was due primarily to an increase in the initial markup of merchandise as a result of a change in the merchandise mix.

         Selling, general and administrative expenses for fiscal year 2000 were $100.5 million as compared to $114.9 million during fiscal year 1999, a decrease of approximately $14.4 million, or 12.4%. As a percentage of net sales, selling, general and administrative expense decreased to 29.7% in fiscal year 2000 from 30.7% in the prior year. The dollar decrease in selling, general and administrative expenses was primarily related to the closing of eleven non-performing stores in March 2000 as well as reductions in corporate overhead.

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

         Net interest expense for fiscal year 2000 was $2.1 million as compared to $5.8 million for fiscal year 1999, a decrease of $3.7 million. Interest related to the borrowings under bank credit facilities was $1.2 million, compared with $1.9 million for the comparable period in the prior year due to decreased borrowings. In fiscal year 1999, interest expense included $3.3 million for the old 11 7/8% senior notes. No interest has been accrued or paid on the old 11 7/8% senior notes since the Petition Date.

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

         The following table sets forth certain unaudited operating data for the Company's eight fiscal quarters ended February 2, 2002. The fourth quarter of fiscal year 2000 combines the results of Loehmann's, Inc., the Predecessor Company, and Loehmann's Holdings, Inc., the Successor Company. The unaudited quarterly information includes all normal recurring adjustments which management considers necessary for a fair presentation of the information shown.

                                                     Fiscal 2000                                  FISCAL 2001
                                                     -----------                                  -----------
                                         First      Second       Third     Fourth      FIRST     SECOND      THIRD     FOURTH
                                        Quarter     Quarter     Quarter    Quarter    QUARTER    QUARTER    QUARTER    QUARTER
(Unaudited)                                                       (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA

Net sales                             $ 89,817    $ 73,148    $ 88,560   $ 86,640   $ 87,792   $ 66,859    $ 83,647   $ 84,226
Gross margin                            29,173      26,040      33,876     30,872     32,720     24,208      33,340     29,333
Revenue from leased departments            383         330         359        677        342        399         333        500
                                      --------    --------    --------   --------   --------   --------    --------   --------
Operating profit                        29,556      26,370      34,235     31,549     33,062     24,607      33,673     29,833
Selling, general and
   administrative expenses              27,180      22,790      24,425     26,064     25,998     22,940      25,615     25,311
Depreciation and

   amortization                          2,673       2,575       2,291      2,488      2,474      2,462       2,389      2,475
Charge for closed store                     --          --          --         --         --         --          --        500
                                      --------    --------    --------   --------   --------   --------    --------   --------
Operating income (loss)                   (297)      1,005       7,519      2,997      4,590       (795)      5,669      1,547
Interest expense                           423         244         476        961        974      1,039       1,026        879
                                      --------    --------    --------   --------   --------   --------    --------   --------
Income (loss) before reorganization
   costs, income taxes and
   extraordinary item                     (720)        761       7,043      2,036      3,616     (1,834)      4,643        668
Reorganization costs                     8,812       1,730      31,466         --         --         --          --         --
Provision for income taxes                  50          61          18      1,583      1,072       (374)      1,813     (2,511)
Extraordinary item - gain on
   discharge of debt                        --          --      66,050         --         --         --          --         --
                                      --------    --------    --------   --------   --------   --------    --------   --------
Net income (loss)                       (9,582)     (1,030)     41,609        453      2,544     (1,460)      2,830      3,179
                                      ========    ========    ========   ========   ========   ========    ========   ========
Earnings per share:
  Basic                                     --          --          --   $   0.14   $   0.76   $  (0.44)   $   0.85   $   0.95
                                                                         ========   ========   ========    ========   ========
  Diluted                                   --          --          --   $   0.14   $   0.76   $  (0.44)   $   0.83   $   0.93
                                                                         ========   ========   ========    ========   ========

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a $75.0 million Credit Facility with Bankers Trust Company (the "Credit Facility"). The facility consists of a revolving line of credit, which at February 2, 2002 was $65.2 million and a separate fixed asset sublimit which at February 2, 2002, was $9.8 million. The fixed asset sublimit is reduced by $750,000 on each January 1, April 1, July 1 and October 1 and is also reduced by an amount equal to the interest paid on the Senior Notes, if the interest payment is made in cash. When the fixed asset sublimit is reduced, the revolving line of credit is increased by the same amount. The Credit Facility is secured by substantially all of the Company's assets and expires on September 30, 2005. The availability of the revolving line of credit under the Credit Facility is subject to certain inventory-related borrowing base requirements.

         The indebtedness under the Credit Facility bears interest at variable rates based on LIBOR plus 3.0% or the prime rate plus 2.0% on borrowings less than or equal to the fixed asset sublimit. For borrowings in excess of the fixed asset sublimit, the interest rates are LIBOR plus 2.5% or the prime rate plus 1.5%. There is an unused line fee of 0.50% per annum on the unused portion of the facility.

         The Credit Facility contains certain customary covenants, including limitations on indebtedness, liens and restricted payments. In addition, the Company is required to satisfy, among other things, certain financial performance criteria including minimum EBITDA requirements, fixed charge coverage and inventory turn ratios and maximum capital expenditure costs. The Company is in compliance with all of its loan covenants.

         During fiscal year 2001, cash flow provided by operations was $23.5 million. Changes in current operating assets and liabilities were favorably impacted by an increase in accounts payable of $7.3 million which reflects the Company's return to normal payment terms with its suppliers in fiscal year 2001 from the accelerated terms in effect at the end of fiscal year 2000.

         Cash flows used in investing activities were $4.6 million for fiscal year 2001, all for capital expenditures. Capital expenditures for fiscal year 2001 include $3.5 million for the stores, $0.6 million for warehouse improvements and $0.5 million for computer software and hardware.

         Cash used in financing activities was $6.6 million for fiscal year 2001, representing a repayment of the borrowings on the Company's Credit Facility. At the end of fiscal year 2001, the Company had $12.3 million of cash and cash equivalents. In addition to the cash and cash equivalents of $12.3 million, the Company had unused cash availability under the Credit Facility of $34.0 million at the end of the fiscal year. The Company believes that cash generated from operations and funds available under the Credit Facility will be sufficient to satisfy its cash requirements through the remainder of the fiscal year.

CRITICAL ACCOUNTING POLICIES

         Inventory

         Merchandise inventory is valued at the lower of cost or market as determined by the retail inventory method, which the Company believes approximates fair value. However, certain warehoused inventory that is not immediately available for sale is valued on a specific cost basis. The merchandise inventory valued on a specific cost basis at February 2, 2002 and February 3, 2001 was $12.3 million and $12.7 million, respectively.

         The Company uses a cyclical permanent markdown policy to reduce prices automatically as goods age. The resulting gross margin reduction is recognized in the period the markdown is recorded.

         Shrinkage is estimated as a percentage of sales for the period from the last inventory date, January 13, 2002, to the end of the fiscal year. Such estimates are based on experience and the most recent physical inventory results. Physical inventories are taken twice annually and inventory records are adjusted accordingly.

         Revenue Recognition and Leased Sales

         The Company recognizes revenue when goods are sold, at retail, to customers in their stores. The Company adopted SAB 101 in fiscal year 2000 and sales from leased departments are not reflected in the net sales reported on the Company's statements of operations. Fragrances and furs are leased departments. Gross margin from fragrance and fur sales are shown as revenue from leased departments on the Company's statements of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's outstanding long-term debt as of February 2, 2002 bears interest at a fixed rate of 11%; therefore, the Company's results of operations would only be affected by interest rate changes to the extent that fluctuating rate loans are outstanding under the Company's revolving credit facility.

         A hypothetical 100 basis point increase in interest rates relating to the Company's revolving credit facility for fiscal year 2001 and fiscal year 2000 would have decreased pre-tax income by $136,000 and $110,000, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are included at the end of this Annual Report on Form 10-K at the pages indicated below:

Report of Independent Auditors......................................................................F-2

Consolidated Balance Sheets at February 2, 2002 and February 3, 2001................................F-3

Consolidated Statements of Operations for the fiscal year ended February 2,
2002; the period October 10, 2000 through February 3, 2001; the period January
30, 2000 through October 9, 2000; and the fiscal year ended January 29,
2000................................................................................................F-4

Consolidated Statement of Changes in Common Stockholders' Equity (Deficit) for
the fiscal year ended February 2, 2002; the period October 10, 2000 through
February 3, 2001; the period January 30, 2000 through October 9, 2000; and the fiscal year ended January 29, 2000 .................................................................F-5

Consolidated Statements of Cash Flows for the fiscal year ended February 2,
2002; the period October 10, 2000 through February 3, 2001; the period January
30, 2000 through October 9, 2000; and the fiscal year ended January 29, 2000........................F-6

Notes to Financial Statements.......................................................................F-7

Schedule II - Valuation and Qualifying Accounts....................................................F-17

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III.

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company incorporates by reference herein the sections entitled "Election of Directors" and "Management" in the Company's Proxy Statement to be mailed to stockholders in connection with the Company's 2002 annual meeting.

ITEM 11.          EXECUTIVE COMPENSATION

         The Company incorporates by reference herein the section entitled "Management" in the Company's Proxy Statement to be mailed to stockholders in connection with the Company's 2002 annual meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company incorporates by reference herein the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be mailed to stockholders in connection with the Company's 2002 annual meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Company incorporates by reference herein the sections entitled "Certain Relationships and Related Transactions" and "Management" in the Company's Proxy Statement to be mailed to stockholders in connection with the Company's 2002 annual meeting.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Documents filed as part of the report.

         (1)      List of Financial Statements

                  Report of Independent Auditors
                  Consolidated Balance Sheets
                  Consolidated Statements of Operations

                  Consolidated Statements of Changes in Common Stockholders'
                     Equity (Deficit)
                  Consolidated Statements of Cash Flows
                  Notes to Financial Statements

         (2)      List of Financial Statement Schedules

                  Schedule II, Valuation and Qualifying Accounts

                  Other schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

         (3)      List of Exhibits

                  2.1 Second Amended Plan of Reorganization of Loehmann's, Inc. filed as Exhibit 2.1 to the Loehmann's, Inc. Quarterly Report on Form 10-Q for the quarter ended July 29, 2000 (Commission File No. 0-28410) and incorporated herein by reference.

                  3.1 Amended and Restated Certificate of Incorporation of Loehmann's Holdings, Inc. filed as Exhibit 99.T3A to Form-T3 (Commission File No. 0-28410) and incorporated herein by reference.

                  3.2 Amended and Restated By-Laws of Loehmann's Holdings, Inc. filed as Exhibit 99.T3B to Form T3 (Commission File No. 0-28410) and incorporated herein by reference.

                  4.1 Credit Agreement, dated as of September 29, 2000, among Loehmann's Operating Co., as Borrower, the Lenders, and Bankers Trust Company, as Agent filed as Exhibit 10.1 to Form 8-K dated October 17, 2000 (Commission File No. 0-28410) and incorporated herein by reference.

                  4.2 Senior Note Indenture between the Company and United States Trust Company of New York filed as Exhibit T3C to Form T3 (Commission File No. 0-28410) and incorporated herein by reference.

                  4.3 Amended Senior Note Indenture between the Company and The Bank of New York, successor trustee to the United States Trust Company of New York.*

                  10.1 Lease Agreement, dated October 6, 1998, by and between Maurice M. Weill, Trustee for Rutherford Property and Loehmann's, Inc. filed as Exhibit 10.6 to the Loehmann's, Inc. Annual Report on Form 10-K for the year ended January 29, 2000 (Commission File No. 0-28410) and incorporated herein by reference.

                  10.2 Employment Agreement between Loehmann's Holdings, Inc. and Robert N. Friedman, dated as of January 1, 2001, filed as Exhibit 10.2 to the Loehmann's, Inc. Annual Report on Form 10-K for the year ended February 3, 2001 (Commission File No. 0-28410) and incorporated herein by reference.+

                  10.3 Employment Agreement between Loehmann's Holdings, Inc. and Robert Glass, dated as of January 1, 2001, filed as
                        Exhibit 10.3 to the Loehmann's, Inc. Annual Report on Form 10-K for the year ended February 3, 2001 (Commission File No. 0-28410) and incorporated herein by reference.+

                  10.4 2000 Director Stock Option Plan dated January 10, 2001, filed as Exhibit 10.4 to the Loehmann's, Inc. Annual Report on Form 10-K for the year ended February 3, 2001 (Commission File No. 0-28410) and incorporated herein by reference.+

                  10.5 2001 Stock Option Plan dated September 21, 2001, filed as Appendix C to the Company's 2001 Proxy Statement on Form DEFA14A (Commission File No. 0-28410) and incorporated herein by reference.+

                  10.6 2000 Equity Incentive Plan dated September 10, 2000, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Commission File No. 333-85664) and incorporated herein by reference.+

                  21    List of Subsidiaries.*

                  23    Consent of Independent Auditors.*

------------------

*  Filed herewith

+ Management contract or compensation plan or arrangement required to be noted as provided in Item 14(a) of the Form 10-K rules.

(b)      Reports on Form 8-K

         None filed in the fourth quarter.

                                   SIGNATURES


         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

                                              LOEHMANN'S HOLDINGS, INC.

Dated: April 30, 2002                         By: /s/Robert Glass
                                              -------------------
                                              Robert Glass, Chief Operating
                                              Officer, Chief Financial Officer
                                              Secretary and Director


                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

          Signature                                 Title                              Date

         /s/ Robert N. Friedman
         -------------------------
         Robert N. Friedman                Chief Executive Officer and Director     April 30, 2002


         /s/ Robert Glass
         -------------------------
         Robert Glass                      Chief Operating Officer, Chief
                                           Financial Officer and Director           April 30, 2002


         /s/ William J. Fox
         ---------------------------
         William J. Fox                    Co-Chairman and Director                 April 30, 2002


         /s/ Joseph Nusim
         -------------------------
         Joseph Nusim                      Co-Chairman and Director                 April 30, 2002


         /s/ Carol Gigli Greer
         -------------------------
         Carol Gigli Greer                 Director                                 April 30, 2002


         /s/ Cory Lipoff
         -------------------------
         Cory Lipoff                       Director                                 April 30, 2002


         /s/ Erwin A. Marks
         -------------------------
         Erwin A. Marks                    Director                                 April 30, 2002


                          Index to Financial Statements

                            Loehmann's Holdings, Inc.

                                    Contents


Report of Independent Auditors......................................................................F-2

Consolidated Balance Sheets at February 2, 2002 and February 3, 2001................................F-3

Consolidated Statements of Operations for the fiscal year ended February 2,
2002; the period October 10, 2000 through February 3, 2001; the period January
30, 2000 through October 9, 2000; and the fiscal year ended January 29, 2000........................F-4

Consolidated Statement of Changes in Common Stockholders' Equity (Deficit) for
the fiscal year ended February 2, 2002; the period October 10, 2000 through
February 3, 2001; the period January 30, 2000 through October 9, 2000; and the fiscal year ended January 29, 2000 .................................................................F-5

Consolidated Statements of Cash Flows for the fiscal year ended February 2,
2002; the period October 10, 2000 through February 3, 2001; the period January
30, 2000 through October 9, 2000; and the fiscal year ended January 29,
2000................................................................................................F-6

Notes to Financial Statements.......................................................................F-7

Schedule II - Valuation and Qualifying Accounts....................................................F-17

                         Report of Independent Auditors

The Board of Directors and Stockholders
of Loehmann's Holdings, Inc.

         We have audited the accompanying consolidated balance sheets of Loehmann's Holdings, Inc. as of February 2, 2002 and February 3, 2001 and the related consolidated statements of operations, cash flows and changes in stockholder's equity (deficit) for the year ended February 2, 2002 and the period from October 10, 2000 to February 3, 2001 (the Successor Company), the period from January 30, 2000 to October 9, 2000 and the year ended January 29, 2000 of Loehmann's Inc. (the Predecessor Company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Loehmann's Holdings, Inc. as of February 2, 2002 and February 3, 2001, and the consolidated results of their operations and their cash flows for the year ended February 2, 2002 and period from October 10, 2000 to February 3, 2001, and of Loehmann's Inc. for the period from January 30, 2000 to October 9, 2000, and the year ended January 29, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP
New York, New York

March 12, 2002

                            Loehmann's Holdings, Inc.

                           Consolidated Balance Sheets

                                 (In thousands)


                                                                        FEBRUARY           February
                                                                         2, 2002           3, 2001
                                                                      --------------   -----------------
ASSETS
Current assets:

   Cash and cash equivalents                                            $   13,882       $    1,587
   Accounts receivable and other assets                                      4,785            3,346
   Merchandise inventory                                                    43,972           45,731
                                                                      --------------   -----------------
Total current assets                                                        62,639           50,664

Property, equipment and leaseholds, net                                     43,362           48,142
Deferred debt issuance costs and other assets, net                           1,493            1,490
Deferred tax asset                                                           2,357                -
Reorganization value in excess of identifiable assets, net                  19,381           19,478
                                                                      --------------   -----------------
Total assets                                                           $   129,232     $    119,774
                                                                      ==============   =================

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY Current liabilities:

   Accounts payable                                                   $     19,427     $     12,120
   Accrued expenses                                                         16,378           16,397
   Accrued interest                                                            840              931
   Income taxes payable                                                        888            1,671
   Revolving line of credit                                                      -            6,568
                                                                      --------------   -----------------
Total current liabilities                                                   37,533           37,687

 11% Senior notes due 12/31/2005                                            26,528           25,000

Other noncurrent liabilities                                                 5,483            4,492

Common stockholders' equity:
   Common stock, $0.01 par value, 5,500,000 shares authorized and
     3,332,178 issued and outstanding                                           33               33
   Additional paid-in capital                                               49,967           49,967
   Retained earnings                                                         9,688            2,595
                                                                      --------------   -----------------
Total common stockholders' equity                                           59,688           52,595
                                                                      --------------   -----------------
Total liabilities and common stockholders' equity                     $    129,232     $    119,774
                                                                      ==============   =================

The accompanying notes are an integral part of these financial statements.

                            Loehmann's Holdings, Inc.

                      Consolidated Statements of Operations

                      (In thousands, except per share data)

                                                                         SUCCESSOR                               Predecessor
                                                                          COMPANY                                  Company

                                                         ------------------------------------------    -----------------------------
                                                             FISCAL YEAR            Period From         Period From
                                                                ENDED            October 10, 2000       January 30,      Fiscal year
                                                             FEBRUARY 2,          to February 3,      2000 to October  ended January
                                                                 2002                  2001               9, 2000         29, 2000
                                                         ---------------------   ------------------   ------------------------------
Net sales                                                  $       322,524         $       105,959     $      232,206   $   374,657
Cost of sales                                                      202,923                  67,368            150,836       257,318
                                                         ---------------------   ------------------    -----------------------------
Gross margin                                                       119,601                  38,591             81,370       117,339

Revenue from leased departments                                      1,574                     758                991         1,895
                                                         ---------------------   ------------------    -----------------------------
Operating profit                                                   121,175                  39,349             82,361       119,234

Selling, general, and administrative expenses                       99,864                  31,035             69,424       114,886
Depreciation and amortization                                        9,800                   2,949              7,078        12,019
Charge for store closing                                               500                       -                  -             -
                                                         ---------------------   ------------------    -----------------------------
Operating income (loss)                                             11,011                   5,365              5,859        (7,671)

Interest expense, net                                                3,918                   1,186                918         5,804
                                                         ---------------------   ------------------    -----------------------------
Income (loss) before reorganization costs,
   income taxes and extraordinary item                               7,093                   4,179              4,941       (13,475)

Reorganization costs and fresh start adjustments                         -                       -             42,008        19,881
                                                         ---------------------   ------------------    -----------------------------
Net income (loss) before income taxes and extraordinary              7,093                   4,179            (37,067)      (33,356)

Provision for income taxes, net                                          -                   1,584                128           112
                                                         ---------------------   ------------------    -----------------------------
Net income (loss) before extraordinary item                          7,093                   2,595            (37,195)      (33,468)

Extraordinary item - gain on discharge of debt                           -                       -             66,050             -
                                                         ---------------------   ------------------    -----------------------------
Net income (loss) applicable to common stock               $         7,093         $         2,595     $       28,855   $   (33,468)
                                                         =====================   ==================    =============================

Earnings per share:
   Basic                                                   $          2.13         $          0.78
                                                         =====================   ==================
   Diluted                                                 $          2.08         $          0.78
                                                         =====================   ==================

Weighted average common shares and common share equivalents used in earnings per share calculation:

     Basic                                                           3,332                   3,333
                                                         =====================   ==================
     Diluted                                                         3,403                   3,333
                                                         =====================   ==================

The accompanying notes are an integral part of these financial statements.

                            Loehmann's Holdings, Inc.

        Consolidated Statement of Changes in Common Stockholders' Equity

                      (In thousands, except share amounts)

                                          COMMON STOCK             CLASS B COMMON STOCK
                                    -------------------------    -------------------------   ADDITIONAL
                                     NUMBER OF                    NUMBER OF                    PAID-IN       ACCUMULATED
    PREDECESSOR COMPANY                SHARES       AMOUNT          SHARES       AMOUNT        CAPITAL         DEFICIT       TOTALS

Balances as of January 30, 1999       9,052,607    $       90        26,087    $      142    $   81,758    $  (77,372)   $    4,618
Exercise of stock options                 1,360            --            --            --             2            --             2
Net loss for the fiscal year ended
   January 29, 2000                          --            --            --            --            --       (33,468)      (33,468)
                                     ----------    ----------    ----------    ----------    ----------    ----------    ----------
Balances as of January 29, 2000       9,053,967            90        26,087           142        81,760      (110,840)      (28,848)
Fresh start adjustments              (9,053,967)          (90)      (26,087)         (142)      (81,760)       81,985            (7)
Net income for the period ending
   October 9, 2000                           --            --            --            --            --        28,855        28,855
                                     ----------    ----------    ----------    ----------    ----------    ----------    ----------
Balances as of October 9, 2000               --    $       --            --    $       --    $        -    $        -    $        -
                                     ==========    ==========    ==========    ==========    ==========    ==========    ==========



                                                                      COMMON STOCK
                                                                 ---------------------    ADDITIONAL
                                                                  NUMBER OF                PAID-IN
    SUCCESSOR COMPANY                                              SHARES       AMOUNT     CAPITAL      EARNINGS     TOTALS
                                                                 -----------------------------------------------------------
      Balances as of October 10, 2000                                   --   $      --   $      --   $      --   $      --
      Distribution of new common shares                          3,333,333          33      49,967          --      50,000
      Net income for the 117-day period ended February 3, 2001          --          --          --       2,595       2,595
                                                                 -----------------------------------------------------------
      Balances as of February 3, 2001                            3,333,333          33      49,967       2,595      52,595
      Adjustment to new common shares distributed                    1,155          --
                                                                 -----------------------------------------------------------
      Net Income for the fiscal year ended February 2, 2002             --          --          --       7,093       7,093
                                                                 -----------------------------------------------------------
      Balances as of February 2, 2002                            3,332,178   $      33   $  49,967   $   9,688   $  59,688
                                                                 ===========================================================

The accompanying notes are an integral part of these financial statements.

                            Loehmann's Holdings, Inc.

                      Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                      SUCCESSOR                          Predecessor
                                                                       COMPANY                             Company
                                                           =================================    ==============================
                                                                              Period from        Period from
                                                            FISCAL YEAR       October 10,        January 30,    Fiscal Year
                                                               ENDED            2000 to            2000 to         Ended
                                                            FEBRUARY 2,        February           October 9,    January 29,
                                                                2002            3, 2001              2000           2000
                                                           ===============  ================    ==============================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $      7,093   $        2,595      $      28,855      $  (33,468)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                9,800            2,949               7,078         12,019
     Non=cash PIK interest on 11% senior notes                    1,528                -                   -              -
     Deferred tax asset                                          (2,357)
     Adjustments to reorganization value                           (694)               -                   -              -
     Charge for store closing                                       500                -                   -              -
     Reorganization items                                             -                -               8,446         10,118
       Gain on discharge of debt in bankruptcy                        -                -             (66,050)             -
       Fresh start adjustments                                        -                -              21,382              -
     Changes in assets and liabilities:
       Accounts receivable and other assets                      (1,439)           1,665              (1,832)         1,495
       Merchandise inventory                                      1,759            9,239              (9,778)        22,931
       Accounts payable                                           7,307           (4,694)             10,229         12,991
       Accrued expenses                                             100           (4,253)              1,560         10,324
       Accrued income taxes                                        (783)           1,671                   -
       Accrued interest                                             (91)             931                   -          3,041
                                                           ===============  ================    ==============================
 Net change in current assets and liabilities                     6,853            4,559                 179         50,782
 Net change in other noncurrent assets and liabilities              749              433                (111)            11
                                                           ===============  ================    ==============================
Total adjustments                                                16,379            7,941             (29,076)        72,930
                                                           ===============  ================    ==============================
Net cash provided by (used in) operations                        23,472           10,536                (221)        39,462

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                             (4,609)          (2,731)             (2,956)        (4,454)
                                                           ===============  ================    ==============================
Net cash used in investing activities                            (4,609)          (2,731)             (2,956)        (4,454)
                                                           ===============  ================    ==============================

CASH FLOWS FROM FINANCING ACTIVITIES:

(Payments) borrowings on DIP credit agreement                         -                -              (9,120)         9,120
(Payments) borrowings on revolving credit facility, net          (6,568)          (9,177)             15,745        (41,880)
Repayments on revenue bonds and notes                                 -                -                   -         (2,250)
Other financing activities, net                                       -              (75)             (1,643)           (94)
                                                           ---------------  ----------------    ------------------------------
Net cash (used in) provided by financing activities              (6,568)          (9,252)              4,982        (35,104)
                                                           ---------------  ----------------    ------------------------------

Net increase (decrease) in cash and cash equivalents             12,295           (1,447)              1,805            (96)
Cash and cash equivalents at beginning of period                  1,587            3,034               1,229          1,325
                                                           ---------------  ----------------    ------------------------------
Cash and cash equivalents at end of period                   $   13,882       $    1,587        $      3,034      $   1,229
                                                           ===============  ================    ==============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash interest paid during the period                         $    2,414       $      305        $        975      $   2,547
                                                           ===============  ================    =============================

Cash paid (refunded) for income taxes during the period      $    3,415       $      (87)       $        128      $     112
                                                           ===============  ================    =============================

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

         On July 28, 2000 Loehmann's, Inc. filed a Second Amended Plan of Reorganization (the "Second POR") with the Bankruptcy Court. The Second POR was subsequently accepted by the required percentages of those creditors entitled to vote on the plan. A plan confirmation hearing was held on September 6, 2000 and the Second POR, as further modified on that date (the "Amended POR"), was confirmed by the Bankruptcy Court. On October 10, 2000, Loehmann's Operating Co. entered into a secured credit facility with Bankers Trust Company (the "Credit Facility"). Concurrently, Loehmann's Holdings, Inc., entered into an indenture (the "Senior Notes Indenture") for 11% Senior Notes due 2005 (the "New Senior Notes"). As a result of the consummation of these agreements, all conditions precedent to the effectiveness of the Amended POR were met and the Amended POR become effective on October 10, 2000 (the "Effective Date"), thereby allowing the Company to formally emerge from bankruptcy. From the Petition Date until the Effective Date, Loehmann's, Inc. operated as a debtor-in-possession under the Bankruptcy Code.

         Under the Amended POR, Loehmann's Holdings, Inc. was formed and distributed 3,332,178 shares of common stock, par value $0.01 per share (the "New Common Stock"), and $25,000,000 of New Senior Notes to the general unsecured creditors of Loehmann's, Inc. Distributions to the general unsecured creditors of Loehmann's, Inc. were made in New Common Stock or in a combination of New Common Stock and New Senior Notes depending on the elections made by the holders of general unsecured claims. Under the Amended POR, no stockholders and option holders of Loehmann's, Inc. common stock received any distribution.

         The following table describes the periods presented in the financial statements, related notes to the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations:

                            Loehmann's Holdings, Inc.

                          Notes to Financial Statements



Period                                                        Referred to as
------                                                        --------------

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

Results for the Successor Company From

October 10, 2000 to February 3, 2001                 "Successor Company 2000 117-Day Period"

Combined Successor Company 2000 117-Day
Period and Predecessor Company 2000
254-Day Period                                       "Fiscal Year 2000"

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of subsidiaries. Intercompany transactions have been eliminated in the consolidation.

FISCAL YEAR - The Company follows the standard fiscal year of the retail industry, which is a 52 or 53-week period ending on the Saturday closest to January 31. The fiscal year ended February 2, 2002 ("Fiscal Year 2001") had 52 weeks; the fiscal year ended February 3, 2001 ("Fiscal Year 2000") had 53 weeks and the fiscal year ended January 29, 2000 ("Fiscal Year 1999") had 52 weeks.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid marketable securities purchased with an original maturity of three months or less to be cash and cash equivalents.

MERCHANDISE INVENTORY - Merchandise inventory is valued at the lower of cost or market as determined by the retail inventory method, which the Company believes approximates fair value. However, certain warehoused inventory that is not immediately available for sale is valued on a specific cost basis. The merchandise inventory valued on a specific cost basis at February 2, 2002 and February 3, 2001 was $12.3 million and $12.7 million, respectively.

REVENUE RECOGNITION - The Company recognizes revenue when goods are sold, at retail, to customers in their stores. The Company has adopted SAB 101 in fiscal year 2000 and sales of leased departments are not reflected in the net sales reported on the Company's statements of operations. This reclassification had no effect on the Company's net income or loss for any period.

LEASED DEPARTMENT SALES - Fragrances and furs are leased departments. In accordance with the adoption of SAB 101, gross margin from fragrance and fur sales are shown as revenue from leased departments on the Company's statements of operations.

ADVERTISING EXPENSE - The cost of advertising is expensed as incurred. Advertising costs were $10.8 million, $10.6 million, and $16.3 million during fiscal years 2001, 2000, and 1999, respectively.

                            Loehmann's Holdings, Inc.

                          Notes to Financial Statements


DEPRECIATION AND AMORTIZATION - Building and furniture, fixtures and equipment are depreciated on a straight-line basis over their estimated useful lives. Leasehold interests represent the beneficial value of operating leases as determined by an independent appraisal of the individual leases at the date such leases were acquired by the Company and such amounts are amortized on a straight-line basis over the related lease term. Leasehold improvements are amortized on a straight-line basis over the shorter of the related lease terms or their useful life.

PRE-OPENING COSTS - Expenses incurred in connection with the opening of new stores are expensed in the fiscal quarter in which the store opens. There were no pre-opening costs incurred in fiscal years 2001, 2000 and 1999.

REORGANIZATION VALUE IN EXCESS OF IDENTIFIABLE ASSETS - As part of the Company's emergence from bankruptcy, the Company's reorganization value was established at $75 million. In allocating the reorganization value, the Company's assets were recorded at their assumed fair value with the excess of the reorganization value over the value of identifiable assets reported as reorganization value in excess of identifiable assets. This asset was being amortized over 25 years through fiscal year 2001. The accumulated amortization at February 2, 2002 and February 3, 2001 was $1.0 million and $0.2 million respectively. In Fiscal Year 2002, the asset will no longer be amortized in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets" (See Note 13. Recent Accounting Pronouncements).

DEFERRED DEBT ISSUANCE COSTS - Deferred debt issuance costs are amortized over the terms of the related debt agreement. Deferred debt issuance costs were $1.2 million at both February 2, 2002 and February 3, 2001. Amortization expense for fiscal years 2001, 2000, and 1999 amounted to $0.2 million, $0.5 million and $0.9 million, respectively. Total accumulated amortization was $0.3 million at February 2, 2002 and $0.1 million at February 3, 2001.

INCOME TAXES - Income taxes are provided using the liability method.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NET INCOME PER SHARE OF COMMON STOCK - Basic earnings per share ("EPS") is determined by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is determined by dividing net income by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the period. The Company's New Common Stock was distributed following the Company's emergence from bankruptcy on October 10, 2000. No EPS calculations are shown for periods prior to the distribution of the new shares.

RECLASSIFICATION - Certain items in Fiscal Year 1999 have been reclassified to present them on a basis consistent with later periods.

4.   INCOME TAXES

         Provision for federal, state and local income taxes consisted of the following:

                                              SUCCESSOR COMPANY                                   Predecessor Company
                        ---------------------------------------------------------------       -----------------------------
                              FEBRUARY 2, 2002                  February 3, 2001                    January 29, 2000
                        -----------------------------      ----------------------------       -----------------------------
                          CURRENT         DEFERRED           Current        Deferred            Current         Deferred
                        -------------   -------------      ------------    ------------       ------------     ------------
Federal                     $1,093         $(1,251)            $1,463           $-                    $-            $-
State and local                364            (206)               121            -                   112             -
                        -------------   -------------      ------------    ------------       ------------     ------------
                            $1,457         $(1,457)            $1,584           $-                  $112            $-
                        =============   =============      ============    ============       ============     ============

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. At February 2, 2002 and February 3, 2001, the Company had deferred tax assets and deferred tax liabilities as follows:

                                                FEBRUARY          February
                                                 2, 2002           3, 2001
                                             ----------------  ----------------
  (In thousands)

  Deferred tax assets:
     Net operating loss carryforwards         $      6,330      $      7,390
     Depreciation and amortization                   1,274               860
     Store closing reserve                             304               452
     Capitalization of inventory expenses              508               613
     Deferred rent                                   1,980             1,570
     Other, net                                        711               953
                                             ----------------  ----------------
  Total deferred tax assets                    $    11,107       $    11,838
                                             ----------------  ----------------

  Deferred tax liabilities                               -                 -

  Net deferred tax assets                      $    11,107       $    11,838
  Less valuation allowance                          (8,750)          (11,838)
                                             ----------------  ----------------
                                              $      2,357        $        -
                                             ================  ================

         Following is a reconciliation of the statutory federal income tax rate and the effective income tax rate application to earnings before income taxes:

                            Loehmann's Holdings, Inc.

                          Notes to Financial Statements


                                                                                            Predecessor
                                                              SUCCESSOR COMPANY               Company
                                                         -----------------------------     -------------
                                                           FEBRUARY       February          January 29,
                                                           2, 2002         3, 2001             2000
                                                         -------------  --------------     -------------
  Statutory tax rate                                         35.0%          35.0%              35.0%
  Decrease in valuation allowance                           (33.2)          (4.7)             (33.9)
  Correction of prior period post-petition tax expense      (12.7)            -                  -
  Goodwill                                                    3.9            8.3               (1.4)
  State taxes                                                 3.3            3.3                  -
  Other, net                                                  3.7           (2.9)                 -
                                                         -------------  --------------     -------------
       Effective tax rate                                     0.0%          39.0%              (0.3)%
                                                         =============  ==============     =============

         In 2001, the Company amended its tax filing to reallocate its pre-petition net operating losses resulting in a benefit to the Company of $0.9 million. At February 2, 2002, the Company had a net operating loss carryforward of approximately $16.0 million for regular tax purposes. Net operating losses begin to expire in 2019 and future years. The availability of NOL carryforwards to offset future income is subject to annual limitations imposed by Internal Revenue Code Section 382 as a result of successive ownership changes. To the extent that an annual NOL limitation is not used, it carries and accumulates forward to future years.

5.   DEBT

         The Company's long-term debt consists of:

                                           FEBRUARY            February
                                           2, 2002              3, 2001
                                       -----------------    ----------------
 (In thousands)
 Revolving line of credit (a)          $             -         $      6,568
 11% senior notes, due 2005 (b)                 26,528               25,000
                                       -----------------    ----------------
                                                26,528               31,568
 Less current maturities                             -                6,568
                                       -----------------    ----------------
 Debt                                      $    26,528          $    25,000
                                       =================    ================

(a) The Company entered into the Credit Facility with Bankers Trust Company on the Effective Date of emergence from bankruptcy. (See Management's Discussion And Analysis Of Financial Condition And Results Of Operations - Liquidity and Capital Resources).

(b) The 11% Senior Notes due 2005 were issued under the Senior Note Indenture between Loehmann's Holdings, Inc. and United States Trust Company of New York, the trustee, dated October 10, 2000. In the initial distribution to creditors, $25.0 million of notes were issued to those general unsecured creditors of Loehmann's, Inc. who elected to receive the New Senior Notes as part of their distribution. Interest on the New Senior Notes is payable as follows: (1) the first payment of interest was due on April 30, 2001 and paid through the addition of such interest to the accreted value of the New Senior Notes on April 30, 2001; (2) thereafter, the Company has the option to pay interest on the New Senior Notes on each interest payment date either in cash or through the issuance of additional New Senior Notes on the applicable interest payment date; provided that the Company is required to pay interest on the New

                            Loehmann's Holdings, Inc.

                          Notes to Financial Statements


     Senior Notes in cash on any particular interest payment date if, as of such interest payment date, the Company would have had, on a pro forma basis, positive free cash flow as defined in the Credit Facility agreement.

6.   REORGANIZATION ITEMS

         The Company in accordance with SOP 90-7 recorded all transactions incurred as a result of the chapter 11 filing separately as reorganization items. Accordingly, reorganization items included in the statements of operations include the following:

                                                            Period From
                                                        January 30, 2000 to
                                                          October 9, 2000
                                                        ---------------------
        (In thousands)
        Fresh start adjustments                           $     21,382
        Write off of assets at closed stores                     4,010
        Professional fees                                        3,925
        Accrued lease rejection claims                           2,840
        Other                                                    9,851
                                                        ---------------------
        Total reorganization costs                        $     42,008
                                                        =====================


7.   PROPERTY, EQUIPMENT AND LEASEHOLDS, NET

         Property, equipment and leaseholds are recorded at cost less accumulated depreciation and amortization. The components of property, equipment and leaseholds are as follows:

                                                           USEFUL          FEBRUARY           February
                                                            LIVES          2, 2002             3, 2001
                                                       ---------------------------------  ------------------
        (In thousands)                                   (In years)

        Building                                               20        $    9,031         $    9,031
        Furniture, fixtures and equipment                     3-8            40,423             38,896
        Leasehold interests                                  5-29            34,003             34,947
        Leasehold improvements                               5-29            38,704             36,535
                                                                       -----------------  ------------------
        Total property, equipment and leaseholds                            122,161            119,409

        Accumulated depreciation and amortization                           (78,799)           (71,267)
                                                                       -----------------  ------------------
        Property, equipment and leaseholds, net                          $   43,362         $   48,142
                                                                       =================  ==================

                            Loehmann's Holdings, Inc.

                          Notes to Financial Statements


8.   EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted loss per share:

                                                                                                      Period From
                                                                                FEBRUARY          October 10, 2000 to
                                                                                2, 2002             February 3, 2001
                                                                           -------------------    ---------------------
       NUMERATOR
       Net operating income                                                  $        7,093         $        2,595
                                                                           -------------------    ---------------------
       Numerator for basic and diluted income per share                               7,093                  2,595
                                                                           ===================    =====================
       DENOMINATOR

       Denominator for basic income per share--weighted average shares                3,332                  3,333
       Effect of dilutive securities:
           Employee & Director stock options                                             71                      -
                                                                           -------------------    ---------------------
       Denominator for diluted per share--adjusted weighted average
          shares and assumed conversions                                              3,403                  3,333
                                                                           ===================    =====================
       Income per share:
           Basic                                                             $         2.13         $         0.78
                                                                           ===================    =====================
           Diluted                                                           $         2.08         $         0.78
                                                                           ===================    =====================

9.   STOCK OPTION PLANS

         On April 17, 2001, the Board of Directors adopted the 2001 Stock Option Plan, which was subsequently approved by a vote of the stockholders on September 21, 2001. Under the 2001 Stock Option Plan, options granted may not exceed 200,000 shares of the Company's common stock. On March 25, 2002, the Board of Directors approved grants to Robert N. Friedman and Robert Glass of 100,000 shares each at the market price of $12.25. One-half of the options vest immediately and one-quarter of the options vest on each of October 10, 2002 and October 10, 2003. The term of each of the grants is ten years.

         On January 10, 2001, the Company's Board of Directors approved a stock option plan for the Company's non-employee directors (the "2000 Director Option Plan"). Under the terms of the 2000 Director Option Plan, the aggregate number of shares as to which options may be exercised, may not exceed 200,000 shares. Options are granted at the discretion of the Board of Directors at an exercise price equal to the fair market price of the shares on the date the option is granted. Options are immediately exercisable in whole or in part and have a ten year term subject to early termination as provided in the 2000 Director Option Plan. Options to purchase 75,000 shares were granted on February 27, 2001 at an exercise price of $5.00 per share; options to purchase 25,000 shares were granted on October 30, 2001 at an exercise price of $5.80.

         Upon the Company's emergence from bankruptcy, the Company adopted an Equity Incentive Plan (the "2000 Equity Incentive Plan") for senior management by which 425,000 shares of the Company's new common stock was reserved for future issuance upon the exercise of stock options granted or to be granted pursuant to such plan. On the Effective Date, the Company granted options to purchase an aggregate of 262,500 shares of common stock at an exercise price of $15.00 per share to certain key senior management employees. These grants were subsequently rescinded effective September 21, 2001 and these shares become available for new grants under the 2000 Equity Incentive Plan. The number of shares available for grant under the 2000 Equity Incentive Plan was reduced by 162,500 shares, leaving a balance available for grant of 262,500 shares.

                            Loehmann's Holdings, Inc.

                          Notes to Financial Statements


         As of February 2, 2002, options have been granted under the 2000 Equity Incentive Plan for 200,250 shares to key employees (the "Participants") at an exercise price of $5.80. These options were granted on October 30, 2001, have a term of five years from the date of grant and become exercisable on August 31, 2004, provided the Participant is still employed on that date; 3,000 options were canceled during Fiscal Year 2001. Along with the grant of the option, certain Participants may become entitled to a cash award under an Incentive Award Program (the "Award Program") based on the value of the options on August 30, 2004. The cash award is based on a percentage of the Participant's base salary in the year 2001, provided that the Company's cumulative EBITDA for the fiscal years 2001, 2002 and 2003 exceeds $60 million with a minimum EBITDA in any of the three fiscal years of $17 million. However, the cash award is reduced by an amount equal to (a) the difference between (i) the closing market price of the common stock on August 30, 2004 and (ii) the exercise price multiplied by
(b) the number of shares exercisable under the option. The cash award is payable on August 31, 2004 provided that the Participant is still employed by the Company.

The following information pertains to the Company's stock option plans:

             FISCAL YEAR ENDED                   FEBRUARY 2, 2002            FEBRUARY 3, 2001
                                            -------------------------------------------------------
                                                            WEIGHTED                    WEIGHTED
                                                             AVERAGE                    AVERAGE
                                                            EXERCISE                    EXERCISE
                                               SHARES         PRICE        SHARES        PRICE
                                            -------------------------------------------------------
Outstanding options, beginning of year           262,500     $ 15.00                -          -
Granted                                          300,250        5.60          262,500   $  15.00
Canceled                                         265,500       14.90                -          -
Exercised                                              -           -                -          -
                                            -------------------------------------------------------
Outstanding options, end of year                 297,250    $   5.60          262,500   $  15.00
                                            =======================================================
Options exercisable, end of year                 100,000    $   5.20           65,625   $  15.00
                                            =======================================================
Options available for future grant               365,250         N/A          362,500        N/A
                                            =======================================================


         The Company has elected to follow APB 25 and related interpretations in accounting for stock options and accordingly, has recognized no compensation expense with respect to options granted to key employees or options granted to non-employee directors. Had compensation cost been determined based upon the fair value at grant date for awards consistent with the methodology prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per share for the fiscal year ended February 2, 2002 would have decreased to $7.0 million or $2.06 per diluted share, respectively. The options granted to directors on February 27, 2001 were granted at a price determined by the Board of Directors to be equal to the fair market value of such shares based upon trading in shares of the Company's stock at the time of grant.

         The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001: risk-free interest rates of 4.73%, expected life of 4 years, expected volatility of 130.50% and dividend yield of 0%. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

                            Loehmann's Holdings, Inc.

                          Notes to Financial Statements


10.   COMMITMENTS AND CONTINGENCIES

         The Company is the lessee under various long-term operating leases for store locations and equipment rentals for up to 29 years, including renewal options. The leases typically provide for three five-year renewals that are automatic unless the Company elects to terminate the lease. Rent expense related to these leases amounted to $15.0 million, $14.5 million and $18.0 million for the fiscal years 2001, 2000 and 1999, respectively.

         Future minimum payments for the operating leases consisted of the following at February 2, 2002:

          (In thousands)
          2002                               $15,100
          2003                                14,787
          2004                                14,450
          2005                                14,013
          2006                                12,677
          Thereafter                          94,273
                                      ---------------
          Total                             $165,300
                                      ===============

         The Company is involved in litigation arising in the normal course of business. In the opinion of management, the expected outcome of litigation will not have a material adverse effect on the Company's financial position.

11.   CHARGE FOR STORE CLOSINGS

         During the fourth quarter of fiscal 2001, the Company developed a plan to open a new store in Denver, CO in 2002 and close its existing store. The charge for the store closing consisted of write-offs of property, plant and equipment, costs associated with net lease obligations and other expenses of $0.5 million.

         During the first quarter of fiscal 2000, the Company implemented a plan to close eleven underperforming stores and, as a result, recorded a $7.5 million charge to reorganization costs. These closures were intended to improve the Company's future profitability and liquidity. During the year ended February 3, 2001, certain of the leases of the closed stores were sold at a Bankruptcy Court authorized auction. The net proceeds from the sales were $0.2 million. The charge for store closings consisted of write-offs of property, plant and equipment, costs associated with net lease obligations and other expenses of $4.0 million, $2.8 million and $0.9 million, respectively.

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

                            Loehmann's Holdings, Inc.

                          Notes to Financial Statements


12.   EMPLOYEE BENEFIT PLANS

         In October 1996, the Company established a defined contribution retirement savings plan (401 (k)) covering all eligible employees. The plan allows participants to defer a portion of their annual compensation and receive a matching employer contribution on a portion of that deferral. During fiscal years 2001, 2000 and 1999, the Company recorded contributions of $0.2 million, $0.3 million and $0.2 million, respectively, to the plan.

13.   RECENT ACCOUNTING PRONOUNCEMENTS

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

                                  Schedule II

                            LOEHMANN'S HOLDINGS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

            Column A                   Column B        Column C                    Column D        Column E

                                                               Additions
                                                     ---------------------------

                                       Balance at     Charged to    Charged to
                                      Beginning of     Cost and       Other                      Balance at
           Description                   Period        Expense       Accounts     Deductions   End of Period
   Year ended February 2, 2002
   Reserve for Store Closings             $1,159          $500         $0            $885             $774

   Year ended February 3, 2001

   Reserve for Store Closings                 $0        $1,249         $0             $90           $1,159

   Year ended January 29, 2000

   Reserve for Store Closings               $307        $1,237         $0          $1,544 (a)           $0

-----------------------------------------------------------------------------------------------------------

(a) Payments for leasehold obligation expenses and other store closing expenses.