Form 10-K/A
period 2002-02-02
LOEHMANNS HOLDINGS INC
filed 2002-06-03
CIK 843081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 2, 2002

                                 Commission File
                                 Number 0-28410

                            LOEHMANN'S HOLDINGS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                   13-4129380
-------------------------------------------     -------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                    Identification No.)


  2500 Halsey Street, Bronx, New York                       10461
-------------------------------------------     -----------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                               |X| Yes   | |  No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                         | |

     Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                               |X| Yes   | |  No

     The aggregate market value of voting stock held by nonaffiliates of registrant as of April 17, 2002 was $46.7 million.

     The Company had 3,332,178 shares of Common Stock outstanding as of April 30, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                  INTRODUCTION

This Form 10-K/A amends the registrant's Form 10-K for the fiscal year ended February 2, 2002 by deleting the information contained in Part III of such form and substituting the following replacements for Part III.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the registrant are:

NAME                       AGE       PRINCIPAL OCCUPATION OR EMPLOYMENT
----                       ---       ----------------------------------

William J. Fox             45     Chairman, President and Chief Executive
                                  Officer of AKI, Inc.; President and Chief
                                  Executive Officer of AKI Holdings, Inc.

Joseph Nusim               68     President of the Nusim Group, a retail
                                  consulting company.

Robert N. Friedman         61     President and Chief Executive Officer of
                                  Loehmann's Holdings, Inc.

Robert Glass               56     Chief Operating Officer, Chief Financial
                                  Officer and Secretary of Loehmann's Holdings,
                                  Inc.

Carol Gigli-Greer          57     Chief Executive Officer of Carol Greer
                                  Associates.

Cory Lipoff                44     Executive Vice President and Principal of
                                  Hilco Merchant Resources, LLC.

Erwin A. Marks             64     Chief Executive Officer of Marks Consulting,
                                  Inc.

     The following information is furnished with respect to each member of the Board of Directors. All such information has been furnished by the directors.

     William J. Fox has been Co-Chairman of the Board and a director of the Company since October 2000. Since February 1999, Mr. Fox has been Chairman, President and Chief Executive Officer of AKI, Inc. and President, Chief Executive Officer and a director of AKI Holdings, Inc., a marketing and interactive advertising company. Prior to that, Mr. Fox was President of Strategic and Corporate Development for Revlon Worldwide and Chief Executive Officer of Revlon Technologies. From 1994 to April 1999, Mr. Fox was a director, and from 1997 to 1999 he served as Senior Executive Vice President of both Revlon Inc. and Revlon Consumer Products Corporation. For the five years ending 1999, Mr. Fox was also Senior Vice President of MacAndrews & Forbes Holdings, Inc. Mr. Fox has also served as a Vice-Chairman of the Board and a director of Hain Food Group, Inc. and of The Cosmetic Centers, Inc.

     Joseph Nusim has been Co-Chairman of the Board and a director of the Company since October 2000. Mr. Nusim has been President of the Nusim Group, a retail consulting company, since 1995. Mr. Nusim served as Acting Chief Executive Officer of Frankel's Home Furnishings, Inc. from 1998 to 1999 and Rickel Home Centers from 1997 to 1998. Mr. Nusim had been Chairman, President and Chief Executive Officer of Channel Home Centers from 1990 to 1995 and Managing Director, Chairman and Chief Executive Officer of Makro USA from 1985 to 1990. Mr. Nusim has also served on the Board of Directors of Woodworkers Warehouse, Mazel-Odd Job Stores, Frank's Nursery, Rose's Stores, Scotty's Home Centers, Frankel's Home Furnishings, Inc., Herman's Sporting Goods and International Mass Retail Association.

     Robert N. Friedman has been President, Chief Executive Officer and a director of the Company since October 2000. He has also served as Chairman, Chief Executive Officer and a director of the Company's predecessor company, Loehmann's, Inc. ("Loehmann's") since 1992. Prior to joining Loehmann's, Mr. Friedman was employed by R.H. Macy Co., Inc. for 28 years in various capacities, including President and Vice Chairman at Macy's East, Chairman and Chief Executive Officer of Macy's South/Bullocks and Chairman and Chief Executive Officer of Macy's Bamberger Division.

     Robert Glass has been Chief Operating Officer, Chief Financial Officer, Secretary and a director of the Company since October 2000. Mr. Glass served as President, Chief Operating Officer, Secretary and a director of Loehmann's from April 1998 to October 2000. From September 1994 to April 1998, he served as Chief Financial Officer and Treasurer of Loehmann's. From 1992 to 1994, Mr. Glass served as a retail consultant. Prior to that, he held a number of senior retail management positions, including President of Gold Circle Stores, a division of Federated Department Stores, Inc., and Executive Vice President of Thrifty Drug.

     Carol Gigli-Greer has been a director of the Company since October 2000. Since 2000 Ms. Gigli-Greer has been Chief Executive Officer of Carol Greer Associates, a retail consulting firm. Ms. Gigli-Greer has been President and Chief Executive Officer, Specialty Footwear & Apparel Division of Woolworth/Venator from 1995 through 1999. From 1992 to 1994, Ms. Gigli-Greer had been Vice Chairman, Merchandising, and from 1990 to 1992, President and Chief Executive Officer of the Broadway South West Division of Carter Hawley Hale Stores, Inc. Prior to that Ms. Gigli-Greer spent 19 years with Rich's, a division of Federated Department Stores, serving in various positions.

     Cory Lipoff has been a director of the Company since October 2000. Mr. Lipoff has been Executive Vice President and Principal of Hilco Merchant Resources, LLC., a retail advisory, financial services and liquidation firm since 2000. Mr. Lipoff was Principal of Gordon Brothers Retail Partners, LLC from 1996 to 2000. Prior to that, Mr. Lipoff was a partner at the law firm of Jones, Day, Reavis & Pogue.

     Erwin A. Marks has been a director of the Company since October 2000. Mr. Marks has been President and Chief Executive Officer and a member of the Board of Directors of Marks Consulting, Inc., an interim management and turnaround-consulting firm since 1995. Mr. Marks has served as President and Chief Executive Officer of Circle Fine Art Corporation, a retailer of original and printed art; and President of Gruen Manufacturing Corporation, a manufacturer and retailer of designer watches, and Moon Products Corporation, a manufacturer of writing instruments. Mr. Marks was Managing Director and Senior Vice President of Heller Investments, Inc., an equity investment subsidiary of Heller Financial, Inc., from 1989 to 1995. He is currently a member of the Board of Directors of National Dry Cleaners, Inc., New York Blower, Inc., and Jupiter Industries, Inc. He has also served on the Board of Directors of Office Electronics, Inc., Gantos, Inc., and Value Merchants, Inc.

COMPENSATION OF MEMBERS OF THE BOARD OF DIRECTORS

     For serving as a director of the Company, each non-employee director receives $20,000 per year, $1,000 per Board of Directors meeting attended in person, $500 per Board of Directors meeting attended by telephone, and $1,500 per year for serving on a committee of the Board of Directors. The two Co-Chairmen of the Board of Directors each receive an additional $10,000 per year.

     Directors who are not employees of the Company are entitled to receive benefits under the Company's Director Stock Option Plan (the "2000 Director Option Plan"). During the fiscal year ended February 2, 2002, each director who is not an employee of the Company received the following grants, (i) on February 27, 2001, options to purchase 15,000 shares of Common Stock of the Company at $5.00 per share and (ii) on October 31, 2001, options to purchase 5,000 shares of Common Stock of the Company at $5.80 per share under the 2000 Director Stock Option Plan.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the SEC reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

     Based upon a review of Forms 3, 4 and 5 and other documents provided to the Company by those required to file such reports with the SEC, the Company believes that all directors, executive officers and 10% holders of the Company have complied with all Section 16(a) reporting requirements applicable to them with respect to the fiscal year ended February 2, 2002 except that Alpine Associates, A Limited Partnership filed a late Form 4 reflecting the acquisition of 167,200 shares of common stock of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation awarded to, earned by or paid to the President and Chief Executive Officer and each other executive officer whose compensation for the fiscal year ended February 2, 2002 exceeded $100,000 for services rendered to the Company and its affiliates during the fiscal years ended February 2, 2002, February 3, 2001, February 3, 2001 and January 29, 2000.


                                                   SUMMARY COMPENSATION TABLE

                              Annual Compensation                                      Long-Term
                                                                                     Compensation

                          --------------------------------------------------------------------------------------------
            Name                                                         Other          Securities           All
            And                                                         Annual          Underlying          Other
         Principal            Fiscal      Salary         Bonus       Compensation        Options        Compensation
          Position             Year        ($)            ($)             ($)              (#)             ($) (2)
------------------------------------------------------------------------------------------------------------------------
Robert N. Friedman             2001      650,000       188,500            (1)                  -             2,625
President and Chief            2000      609,750       300,000            (1)            131,250         1,070,625
Executive Officer              1999      628,400             -            (1)                  -             2,500

Robert Glass                   2001      375,000       108,750            (1)                  -             2,625
Chief Operating Officer        2000      328,500       160,000            (1)            131,250           790,625
                               1999      324,800             -            (1)                  -             2,500


----------

(1) For each named executive officer, the aggregate amount of other annual compensation is less than the lower of 10% of such officer's total salary and bonus for such year or $50,000.

(2) Mr. Friedman received $1,068,000 and Mr. Glass received $788,000 in 2000 paid under the Management Retention and Severance Plan approved by the Bankruptcy Court in July 1999. All other amounts consist of Company contributions under the Loehmann's Inc. 401(k) Savings and Investment Plan.

STOCK OPTIONS

     No grants of stock options were made to any of the executive officers named in the Summary Compensation Table above during the fiscal year ended February 2, 2002. Stock options were canceled during the fiscal year ended February 2, 2002 for both Mr. Friedman and Mr. Glass in the amount of 131,250 shares each.

     The executive officers named in the Summary Compensation Table above held no options at the end of the fiscal year ended February 2, 2002 and did not exercise any options during the fiscal year.

EMPLOYMENT AND SEVERANCE AGREEMENTS

     The Company has entered into employment agreements with Robert N. Friedman, the Company's President and Chief Executive Officer, and Robert Glass, the Company's Chief Operating Officer, Chief Financial Officer and Secretary (the "Executives")

     The following is a summary of the terms of the employment agreements with the Executives. This summary does not purport to be complete and is qualified in its entirety by reference to the text of the employment agreements with Mr. Friedman and Mr. Glass, as applicable.

     The Company agreed to pay Mr. Friedman a base salary at the rate of $650,000 per annum, and Mr. Glass a base salary at the rate of $375,000 per annum, each payable in equal semi-monthly installments. Each Executive's base salary shall be reviewed annually as of each May 1; except that no such annual review shall result in any reduction in the Executive's base salary as in effect at the date of such review.

     Under the original employment agreements entered into by the Company and the Executives, the Company agreed to employ Mr. Friedman as the Company's President and Chief Executive Officer for an initial period from January 1, 2001, through June 30, 2003, and Mr. Glass as the Company's Chief Operating Officer for an initial period from January 1, 2001, through October 31, 2003. On May 10, 2002, Mr. Friedman and Mr. Glass each entered into amendments to their employment agreements with the Company to extend the initial periods of their employment. The initial period of Mr. Friedman's employment was extended to June 30, 2006 and the initial period of Mr. Glass's employment was extended to October 31, 2006.

     After the initial period, the terms of employment shall be automatically extended for successive 12-month periods on the same terms and conditions, unless either party provides to the other party a notice of non-renewal at least six (6) months prior to the expiration of the term of employment or any extension thereof.

     Each Executive is eligible to receive a cash bonus equal to a percentage of his Base Salary based upon the Company's achievement of certain performance thresholds as determined by the Board of Directors prior to the commencement of each fiscal year.

     In addition, each Executive is entitled to other benefits, including life insurance, medical insurance and automobile allowances.

     Each Executive has agreed that at all times during his employment with the Company and for a period of nine (9) months thereafter, he will not engage in any competing business.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee participate in all deliberations concerning executive compensation. The Compensation Committee consists of Cory Lipoff and Joseph Nusim. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity, which has one or more executive officers serving as a member of the Company's Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of May 20, 2002 with respect to beneficial ownership of shares of Common Stock of the Company by (i) all stockholders known by the Company to be beneficial owners of more than 5% of such class, (ii) each director, (iii) each executive officer named in the Summary Compensation Table and (iv) all directors and executive officers as a group.


--------------------------------------------------------------------------------------------------
      NAME AND ADDRESS OF BENEFICIAL OWNER             AMOUNT AND NATURE           PERCENT OF
      ------------------------------------             -----------------           ----------
                                                    OF BENEFICIAL OWNERSHIP       COMMON STOCK
                                                    -----------------------       ------------
                                                       OF COMMON STOCK
                                                       ---------------
--------------------------------------------------------------------------------------------------
Alpine Associates, A Limited Partnership (1)                950,310                   28.5%
100 Union Avenue
Cresskill, New Jersey 07626

--------------------------------------------------------------------------------------------------
Hawkeye Capital, L.P. (2)                                   181,700                    5.5%
200 West 57th Street
New York, NY 10019

--------------------------------------------------------------------------------------------------
William J. Fox (3)                                          20,000                       *

--------------------------------------------------------------------------------------------------
Joseph Nusim (3)                                            20,000                       *

--------------------------------------------------------------------------------------------------
Robert N. Friedman (4)                                      50,000                     1.4%

--------------------------------------------------------------------------------------------------
Robert Glass (4)                                            50,000                     1.4%

--------------------------------------------------------------------------------------------------
Carol Gigli-Greer (3)                                       20,000                       *

--------------------------------------------------------------------------------------------------
Cory Lipoff (3)                                             20,000                       *

--------------------------------------------------------------------------------------------------
Erwin A. Marks (3)                                          20,000                       *

--------------------------------------------------------------------------------------------------
All directors and executive officers as a group            200,000                     5.7%

--------------------------------------------------------------------------------------------------
  *Less than 1%
--------------------------------------------------------------------------------------------------


(1) Based upon information provided in a Schedule 13D and a Form 4 filed with the Commission. The holdings of Alpine Associates, A Limited Partnership includes 109,901 shares of Common Stock beneficially owned by Alpine Partners, L.P.

(2) Based upon information provided in a Schedule 13G filed with the Commission.

(3) Consists of options to purchase 20,000 shares of Common Stock, which are exercisable within sixty (60) days of the date hereof.

(4) Consists of options to purchase 50,000 shares of Common Stock , which are exercisable within sixty (60) days of the date hereof.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In January 2002 the Company engaged ArcadeDirect, a division of AKI, Inc. ("AKI"), to provide it with marketing and design services. William J. Fox is the Chairman, President and Chief Executive Officer of AKI. To date, the Company has paid AKI approximately $45,000 for services rendered and has engaged AKI to provide it with approximately an additional $85,000 worth of services during the current fiscal year. The Company has no current plans to continue using AKI's services beyond the current fiscal year.

     The Company believes that the transaction set forth above was made on terms no less favorable to it than could have been obtained from unaffiliated third parties.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amended Annual Report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LOEHMANN'S HOLDINGS, INC.

     Dated:   June 3, 2002              By: /s/ Robert Glass
                                        ----------------------------------------
                                        Robert Glass
                                        Chief Operating Officer, Chief
                                        Financial Officer, Secretary and
                                        Director