Form 10-Q
period 2002-05-04
LOEHMANNS HOLDINGS INC
filed 2002-06-13
CIK 843081

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended May 4, 2002.

                                       OR

(   )  Transition  Report  Pursuant  to  Section  13 or 15(d) of the  Securities
       Exchange Act of 1934

       For the transition period from ____________ to ____________

                           Commission File No. 0-28410

                            LOEHMANN'S HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             13-4129380
---------------------------------                           --------------------
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

               Yes  X                  No
                    -                     -

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed under Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

               Yes  X                  No
                    -                     -

Below are indicated the number of shares outstanding of each of the registrant's classes of common stock.

                   Class                             Outstanding at June 3, 2002
                   ------                            ---------------------------

     Common Stock, $.01 par value per share                  3,332,178

                            Loehmann's Holdings, Inc.

                                    CONTENTS

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets--May 4, 2002 and February 2, 2002................  2

Consolidated Statements of Operations--Quarters ended
  May 4, 2002 and May 5, 2001................................................  3

Consolidated Statements of Cash Flows--Quarters ended
  May 4, 2002 and May 5, 2001................................................  4

Notes to Financial Statements................................................  5

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition.............................................  6

PART II--OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................................  7

Signature....................................................................  8

                            Loehmann's Holdings, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)


                                                                         May 4,              February 2,
                                                                          2002                  2002
                                                                     ---------------       ---------------
                                                                      (Unaudited)             (Audited)
ASSETS
Current assets:
  Cash and cash equivalents                                            $ 13,545              $ 13,882
  Accounts receivable and other assets                                    5,734                 4,785
  Merchandise inventory                                                  50,927                43,972
                                                                       --------              --------
Total current assets                                                     70,206                62,639

Property, equipment and leaseholds, net                                  42,446                43,362
Deferred financing fees and other assets, net                             1,293                 1,493
Deferred tax asset                                                        2,357                 2,357
Reorganization value in excess of identifiable assets, net               19,381                19,381
                                                                       --------              --------
Total assets                                                           $135,683              $129,232
                                                                       ========              ========

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     $ 20,899              $ 19,427
  Accrued expenses                                                       16,645                16,378
  Accrued interest                                                           46                   840
  Income taxes payable                                                    2,158                   888
                                                                       --------              --------
Total current liabilities                                                39,748                37,533

11% Senior notes due December 2005                                       26,407                26,528

Other noncurrent liabilities                                              5,637                 5,483

Common stockholders' equity:
  Common stock, $0.01 par value, 5,500,000 shares authorized and
   3,332,178 issued and outstanding                                          33                    33
  Additional paid-in capital                                             49,967                49,967
  Retained earnings                                                      13,891                 9,688
                                                                       --------              --------
Total common stockholders' equity                                        63,891                59,688
                                                                       --------              --------
Total liabilities and common stockholders' equity                      $135,683              $129,232
                                                                       ========              ========


The accompanying notes are an integral part of these financial statements.

                            Loehmann's Holdings, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)


                                                         Quarter ended      Quarter ended
                                                          May 4, 2002        May 5, 2001
                                                         -------------      -------------
Net sales                                                   $93,397            $87,792
Cost of sales                                                56,536             55,072
                                                            -------            -------
Gross profit                                                 36,861             32,720

Revenue from leased departments                                 282                342
                                                            -------            -------
Operating profit                                             37,143             33,062

Selling, general, and administrative expenses                27,260             25,998
Depreciation and amortization                                 2,155              2,474
                                                            -------            -------
Operating income                                              7,728              4,590

Interest expense, net                                           786                974
                                                            -------            -------
Income before income taxes                                    6,942              3,616

Provision for income taxes, net                               2,739              1,072
                                                            -------            -------
Net income applicable to common stock                       $ 4,203            $ 2,544
                                                            =======            =======
Earnings per share:
Basic
 Earnings per share                                         $  1.26            $  0.76
                                                            =======            =======
 Weighted average shares outstanding                          3,332              3,333
                                                            =======            =======
Diluted
 Earnings per share                                         $  1.20            $  0.76
                                                            =======            =======
 Weighted average shares outstanding                          3,493              3,333
                                                            =======            =======


   The accompanying notes are an integral part of these financial statements.

                            Loehmann's Holdings, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                                   Quarter ended          Quarter ended
                                                                    May 4, 2002            May 5, 2001
                                                                   -------------          -------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net income                                                           $  4,203              $  2,544
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                                        2,155                 2,474
   Non-cash PIK interest on 11% senior notes                               --                 1,499
   Changes in current assets and liabilities:
     Accounts receivable and other assets                                (949)                 (555)
     Merchandise inventory                                             (6,955)               (7,388)
     Accounts payable                                                   1,472                 2,311
     Accrued expenses                                                     264                (2,655)
     Income taxes payable                                               1,271                  (585)
     Accrued interest                                                    (794)                 (884)
                                                                     --------              --------
   Net changes in current assets and liabilities                       (5,691)               (9,756)
   Net change in other noncurrent assets and liabilities                  174                   162
                                                                     --------              --------
Total adjustments, net                                                 (3,362)               (5,621)
                                                                     --------              --------
Net cash provided by (used in) operating activities                       841                (3,077)
                                                                     --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                   (1,178)                 (632)
                                                                     --------              --------
Net cash used in investing activities                                  (1,178)                 (632)
                                                                     --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under the credit facility                                       --                 3,429
                                                                     --------              --------
Net cash provided by financing activities                                  --                 3,429
                                                                     --------              --------

Net decrease in cash and cash equivalents                                (337)                 (280)
Cash and cash equivalents at beginning of period                       13,882                 1,587
                                                                     --------              --------
Cash and cash equivalents at end of period                           $ 13,545              $  1,307
                                                                     ========              ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash interest paid during period                                     $  1,572              $    329
                                                                     ========              ========
Cash taxes paid during period                                        $  1,466              $  1,663
                                                                     ========              ========


   The accompanying notes are an integral part of these financial statements.

                            Loehmann's Holdings, Inc.
                          Notes to Financial Statements

1.   ORGANIZATION

     Loehmann's Holdings, Inc. ("Loehmann's" or the "Company"), a Delaware corporation, was formed pursuant to the Company's emergence from bankruptcy on October 10, 2000. Loehmann's Holdings, Inc. is the parent company of Loehmann's, Inc. and owns 100% of its common stock. In addition to the formation of Loehmann's Holdings, Inc., two new wholly-owned subsidiaries of Loehmann's, Inc. were formed and all the assets of Loehmann's, Inc. were transferred to these subsidiaries, Loehmann's Operating Co. and Loehmann's Real Estate Holdings, Inc. Loehmann's is a leading upscale off-price specialty retailer of well known designer and brand name women's fashion apparel, accessories, shoes and men's furnishings.

2.   BASIS OF PRESENTATION

     The balance sheet at May 4, 2002 and the statements of operations and cash flows for the quarter ended May 4, 2002 include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation.

     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosure normally included in financial statements required by generally accepted accounting principles have been omitted. Operating results for the quarter ended May 4, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2003. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes for the fiscal year ended February 2, 2002 included in the Company's Annual Report on Form 10-K for such year.

3.   INCOME TAXES

     Income taxes are provided for under the liability method using an effective tax rate of 39%.

4.   USE OF ESTIMATES

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States for interim financial information requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from the estimates.

5.   ADOPTION OF NEW ACCOUNTING STANDARD

     In 2002, the Company adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets." This standard requires that reorganization value, goodwill and other indefinitely lived intangible assets not be amortized, but instead be tested for impairment. The Company has not yet completed the transitional impairment test required under this Statement.

     If Reorganization value in excess of identifiable assets had not been amortized in the quarter ended May 5, 2001, the Company's adjusted net income and earnings per share would have been as follows:


                                                                                Net              Basic and
                                                                              Income            diluted net
                                                                                             earnings per share
                                                                           ------------     ---------------------
As reported                                                                $    2,544              $0.76

Amortization of reorganization value in excess of identifiable
assets, net of tax                                                                198               0.07
                                                                           ----------              -----

As adjusted                                                                $    2,742              $0.83
                                                                           ==========              =====


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - COMPARISON OF THE QUARTERS ENDED MAY 4, 2002 AND MAY 5, 2001

     Comparable store sales (stores that were in operation for both periods) increased by 6.4 % for the quarter ended May 4, 2002 compared to the same period in fiscal 2001. Net sales for the quarter ended May 4, 2002 were $93.4 million as compared to $87.8 million for the comparable period in the prior year.

     Gross profit for the quarter ended May 4, 2002, was $36.9 million as compared to $32.7 million for the same period in the prior year. Gross margin percentage increased to 39.5% from 37.3% in the prior year period. The increase in gross margin percentage was due primarily to strong full-price sell thru in the current quarter.

     Selling, general and administrative expenses, as a percentage of net sales, for the quarter ended May 4, 2002, decreased to 29.2% from 29.6% in the prior period. Selling, general and administrative expenses increased to $27.3 million from $26.0 million in the prior period. The increase was due primarily to higher variable expenses related to the $5.6 million increase in sales for the quarter.

     Depreciation and amortization expense for the quarter ended May 4, 2002, was $2.2 million as compared to $2.5 million for the same period in the prior year.

     As a result of the items explained above, operating income increased by $3.1 million to $7.7 million, or 8.3% of sales, in the quarter ended May 4, 2002 as compared to operating income of $4.6 million, or 5.2% of sales, in the quarter ended May 5, 2001.

     There were no borrowings on the Company's credit facility during the first quarter of fiscal year 2002, resulting in lower interest expense for the quarter ended May 4, 2002. Net interest expense for the quarter ended May 4, 2002 was $0.8 million as compared to $1.0 million for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a $75.0 million revolving line of credit with Bankers Trust Company (the "Credit Facility"). The Credit Facility includes a separate fixed asset sublimit, which as of May 4, 2002, was $7,615,770. The fixed asset sublimit is reduced $750,000 each quarter with the next reduction scheduled for July

1, 2002. The Credit Facility is secured by substantially all of the Company's assets and expires on September 30, 2005. The availability of the revolving line of credit under the Credit Facility is subject to certain inventory-related borrowing base requirements.

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

     As of May 4, 2002, the Company had no net borrowings and letters of credit of $1.7 million outstanding under the Credit Facility, with $47.2 million of unused availability under the Credit Facility. In addition, the Company had approximately $12.0 million of excess cash, which was invested in cash equivalents. Cash availability under the Credit Facility plus excess cash averaged $61.9 million in the quarter ended May 4, 2002. The Company believes that cash generated from operations and funds available under the Credit Facility will be sufficient to satisfy cash requirements through the remainder of the fiscal year.

     Net cash provided by operations for the quarter ended May 4, 2002, was $841,000. Capital expenditures for the period were $1.2 million primarily for
(i) store renovations of $0.9 million and (ii) warehouse improvements of $0.3 million.

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

     PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

(a)  Exhibits

4.1 Amendment No. 1 to Credit Agreement dated as of June 10, 2002, among Loehmann's Operating Co., as borrower, the lenders and Deutsche Bank Trust Company Americas, as agent.

4.2 Letter Agreement dated March 31, 2002 among Loehmann's Operating Co., as borrower, the lenders and Bankers Trust Company, as agent.

10.1 Amendment to the Employment Agreement between Loehmann's Holdings, Inc. and Robert N. Friedman, dated as of May 10, 2002.

10.2 Amendment to the Employment Agreement between Loehmann's Holdings, Inc. and Robert Glass, dated as of May 10, 2002.

(b)  No reports on Form 8-K were filed during the quarter ended May 4, 2002.

                            Loehmann's Holdings, Inc.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 13, 2002


                            Loehmann's Holdings, Inc.


                            By /s/ Robert Glass
                               -------------------------------------
                               Robert Glass
                               Chief Operating Officer, Chief Financial Officer, Secretary and Director

                                 EXHIBIT INDEX
                                 -------------

Exhibit       Description
-------       -----------

4.1 Amendment No. 1 to Credit Agreement dated as of June 10, 2002, among Loehmann's Operating Co., as borrower, the lenders and Deutsche Bank Trust Company Americas, as agent.

4.2 Letter Agreement dated March 31, 2002 among Loehmann's Operating Co., as borrower, the lenders and Bankers Trust Company, as agent.

10.1 Amendment to the Employment Agreement between Loehmann's Holdings, Inc. and Robert N. Friedman, dated as of May 10, 2002.

10.2 Amendment to the Employment Agreement between Loehmann's Holdings, Inc. and Robert Glass, dated as of May 10, 2002.