Form 10-Q
period 2002-08-03
LOEHMANNS HOLDINGS INC
filed 2002-09-17
CIK 843081

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended August 3, 2002.

                                       OR

(   )   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

        For the transition period from ____________ to ____________

                           Commission File No. 0-28410

                            LOEHMANN'S HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                    13-4129380
----------------------------------------           -----------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)


                    2500 Halsey Street, Bronx, New York 10461
          (Address of principal executive offices, including zip code)

                                 (718) 409-2000
              (Registrant's telephone number, including area code)

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X                  No
                               -----                   ----

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed under Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                            Yes  X                  No
                               -----                   ----

Below are indicated the number of shares outstanding of each of the registrant's classes of common stock.

                Class                          Outstanding at September 17, 2002
                -----                          ---------------------------------
Common Stock, $.01 par value per share                     3,329,482

                            Loehmann's Holdings, Inc.

                                    CONTENTS

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets--August 3, 2002 and February 2, 2002..........    2

Consolidated Statements of Operations--Quarters and six months ended
   August 3, 2002 and August 4, 2001......................................    3

Consolidated Statements of Cash Flows--Quarters and six months ended
   August 3, 2002 and August 4, 2001......................................    4

Notes to Financial Statements.............................................    5

Item 2. Management's Discussion and Analysis of Results of Operations
   and Financial Condition................................................    6

PART II--OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders...............    9

Item 6. Exhibits and Reports on Form 8-K..................................   11

Signature.................................................................   12

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act..........   13

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            Loehmann's Holdings, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                              August 3,         February 2,
                                                                                2002                2002
                                                                          ----------------    ---------------
                                                                            (Unaudited)          (Audited)
     ASSETS
     Current assets:
        Cash and cash equivalents                                           $      17,158       $     13,882
        Accounts receivable and other assets                                        4,100              4,785
        Merchandise inventory                                                      48,164             43,972
                                                                          ----------------    ---------------
        Total current assets                                                       69,422             62,639

     Property, equipment and leaseholds, net                                       41,613             43,362
     Deferred financing fees and other assets, net                                  1,573              1,493
     Deferred tax asset                                                             2,357              2,357
        Reorganization value in excess of identifiable assets, net                 19,381             19,381
                                                                          ----------------    ---------------
         Total assets                                                       $     134,346       $    129,232
                                                                          ================    ===============

     LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
       Current liabilities:
        Accounts payable                                                    $      16,480       $     19,427
        Accrued expenses                                                           16,655             16,378
        Accrued interest                                                              767                840
        Income taxes payable                                                        1,763                888
                                                                          ----------------    ---------------
        Total current liabilities                                                  35,665             37,533

     11% Senior notes due December 2005                                            26,407             26,528


     Other noncurrent liabilities                                                   5,794              5,483

     Common stockholders' equity:
        Common stock, $0.01 par value, 5,500,000 shares authorized and
          3,329,482 issued and outstanding                                             33                 33
        Additional paid-in capital                                                 49,967             49,967
        Retained earnings                                                          16,480              9,688
                                                                          ----------------    ---------------
        Total common stockholders' equity                                          66,480             59,688
                                                                          ----------------    ---------------
        Total liabilities and common stockholders' equity                   $     134,346       $    129,232
                                                                          ================    ===============


              The accompanying notes are an integral part of these
                             financial statements.

                            Loehmann's Holdings, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                 QUARTER ENDED                     SIX MONTHS ENDED
                                                       -------------------------------     -------------------------------
                                                          August 3,        August 4,           August 3,        August 4,
                                                            2002              2001               2002             2001
                                                       --------------  ---------------     ---------------  --------------

Net sales                                                $    75,284     $     66,859        $    168,681     $   154,651

Cost of sales                                                 47,687           42,651             104,226          97,723
                                                       --------------  ---------------     ---------------  --------------
Gross profit                                                  27,597           24,208              64,455          56,928

Revenue from leased departments                                  346              399                 627             741
                                                       --------------  ---------------     ---------------  --------------
Operating profit                                              27,943           24,607              65,082          57,669

Selling, general, and administrative expenses                 24,772           22,940              52,032          48,938

Depreciation and amortization                                  2,160            2,462               4,315           4,936

Gain on sale of building                                       3,934                -               3,934               -
                                                       --------------  ---------------     ---------------  --------------
Operating income (loss)                                        4,945             (795)             12,669           3,795

Interest expense, net                                            668            1,039               1,454           2,013
                                                       --------------  ---------------     ---------------  --------------
Income (loss) before income taxes                              4,277           (1,834)             11,215           1,782

Provision for income taxes, net                                1,683             (374)              4,423             698
                                                       --------------  ---------------     ---------------  --------------
Net income (loss) applicable to common stock             $     2,594     $     (1,460)        $     6,792     $     1,084
                                                       ==============  ===============     ===============  ==============

EARNINGS (LOSS) PER SHARE, NET OF TAX:
BASIC
Net income (loss)                                        $      0.78     $      (0.44)        $      2.04     $      0.33
                                                       ==============  ===============     ===============  ==============
Weighted average common shares and common share
   equivalents used in earnings per share calculation          3,329            3,333               3,329           3,333
                                                       ==============  ===============     ===============  ==============

DILUTED
Net income (loss)                                        $      0.72     $      (0.44)        $      1.90     $      0.32
                                                       ==============  ===============     ===============  ==============
Weighted average common shares and common share
   equivalents used in earnings per share calculation          3,623            3,333               3,571           3,350
                                                       ==============  ===============     ===============  ==============

              The accompanying notes are an integral part of these
                             financial statements.

                            Loehmann's Holdings, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                  QUARTER ENDED                     SIX MONTHS ENDED
                                                        ---------------------------------   -------------------------------
                                                           August 3,         August 4,        August 3,         August 4,
                                                             2002              2001             2002              2001
                                                        ---------------  ----------------   --------------  ---------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

Net income (loss)                                        $       2,594     $     (1,460)      $     6,792     $      1,084

Adjustments to  reconcile  net income
 (loss) to net cash  provided by operating
   activities:
     Depreciation and amortization                               2,160            2,462             4,315            4,936
     Gain on sale of building                                   (3,934)               -            (3,934)               -
     Non-cash PIK interest on 11% senior notes                       -                -                 -            1,499
     Changes in current assets and liabilities:
       Accounts receivable and other assets                      1,470              392               521             (164)
       Merchandise inventory                                     2,763            8,493            (4,192)           1,105
       Accounts payable                                         (4,419)            (754)           (2,947)           1,557
       Accrued expenses                                            148             (229)              418           (2,911)
       Income taxes payable                                       (395)          (1,086)              876           (1,671)
       Accrued interest                                            721              756               (73)            (128)
                                                         ---------------  ----------------   --------------  ---------------
     Net changes in current assets and liabilities                 288            7,572            (5,397)          (2,212)
     Net change in other noncurrent assets and
     liabilities                                                   (37)             (50)              136              140
                                                         ---------------  ----------------   --------------  ---------------
Total adjustments, net                                          (1,523)           9,984            (4,880)           4,363
                                                         ---------------  ----------------   --------------  ---------------
Net cash provided by operating activities                        1,071            8,524             1,912            5,447
                                                         ---------------  ----------------   --------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                            (2,320)          (1,318)           (3,498)          (1,950)
Net proceeds from sale of building                               5,012                -             5,012                -
                                                         ---------------  ----------------   --------------  ---------------
Net cash provided by (used in) investing activities              2,692           (1,318)            1,514           (1,950)
                                                         ---------------  ----------------   --------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under the credit facility, net                            -           (7,370)                -           (3,941)
Other financing activities, net                                   (150)               -              (150)               -
                                                         ---------------  ----------------   --------------  ---------------
Net cash used in financing activities                             (150)          (7,370)             (150)          (3,941)
                                                         ---------------  ----------------   --------------  ---------------

Net increase (decrease) in cash and cash equivalents             3,613             (164)            3,276             (444)
Cash and cash equivalents at beginning of period                13,545            1,307            13,882            1,587
                                                         ---------------  ----------------   --------------  ---------------
Cash and cash equivalents at end of period                $     17,158      $     1,143       $    17,158     $      1,143
                                                         ===============  ================   ==============  ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash interest paid during period                          $         74      $       283       $     1,657     $        642
                                                         ===============  ================   ==============  ===============
Cash taxes paid during period                             $      2,066      $     1,433       $     2,431     $      3,102
                                                         ===============  ================   ==============  ===============

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

2.   BASIS OF PRESENTATION

     The balance sheet at August 3, 2002 and the statements of operations and cash flows for the quarter and six months ended August 3, 2002 include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation.

     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosure normally included in financial statements required by generally accepted accounting principles have been omitted. Operating results for the quarter and six months ended August 3, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2003. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes for the fiscal year ended February 2, 2002 included in the Company's Annual Report on Form 10-K for such year.

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

5.   ADOPTION OF NEW ACCOUNTING STANDARD

     In 2002, the Company adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets." This standard requires that reorganization value, goodwill and other indefinitely lived intangible assets not be amortized, but instead be tested for impairment. After the initial impairment review required by SFAS 142, the Company has determined that the adoption of SFAS 142 did not result in the impairment of the carrying value of its reorganization value.

     If reorganization value in excess of identifiable assets had not been amortized in the quarter and six months ended August 4, 2001, the Company's adjusted net income and earnings per share would have been as follows:

                                             Quarter ended                          Six months ended
                                            August 4, 2001                           August 4, 2001
                                     ------------------------------     -----------------------------------------
                                        Net (Loss)       Basic &            Net (Loss)       Basic       Diluted
                                          Income         Diluted              Income          EPS          EPS
                                                          EPS

As reported                               $  (1,460)      $  (0.44)           $ 1,084       $ 0.33        $ 0.32

Amortization of reorganization value
in excess of identifiable assets,
net of tax                                      121           0.04                243         0.07          0.07
                                     --------------- --------------     -------------- ------------ -------------

As adjusted                               $  (1,339)      $  (0.40)           $ 1,327       $ 0.40        $ 0.39
                                     =============== ==============     ============== ============ =============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - COMPARISON OF THE QUARTERS ENDED AUGUST 3, 2002 AND AUGUST 4, 2001

     Comparable store sales (stores that were in operation for both periods) increased by 12.7 % compared to the same period in fiscal 2001. Net sales for the quarter ended August 3, 2002 were $75.3 million as compared to $66.9 million for the comparable period in the prior year.

     Gross profit for the quarter ended August 3, 2002 was $27.6 million as compared to $24.2 million for the same period in the prior year. Gross profit percentage increased to 36.7% from 36.2% in the prior year period. The increase in gross profit percentage was due primarily to an improvement in inventory shrinkage.

     Selling, general and administrative expenses, as a percentage of net sales, for the quarter ended August 3, 2002 decreased to 32.9% from 34.3% in the prior period. Selling, general and administrative expenses increased to $24.8 million from $22.9 million in the prior period. The increase is due primarily to variable expenses related to the $8.4 million increase in net sales for the quarter.

     Depreciation and amortization expense for the quarter ended August 3, 2002 was $2.2 million as compared to $2.5 million for the same period in the prior year. The Company no longer amortizes reorganization value in excess of identifiable assets, which last year was $198,000 for the second quarter. See Notes to the Financial Statements - 5. Adoption of New Accounting Standard.

     In July 2002, the Company sold its facility in Bronx, NY and realized a gain on the sale of $3.9 million. This gain is included in operating income for the period.

     As a result of the items explained above, operating income increased by $5.7 million to $4.9 million, or 6.5% of sales, for the quarter ended August 3, 2002 as compared to an operating loss of $0.8 million, or (1.2)% of sales, for the quarter ended August 4, 2001. Excluding the gain on sale of building, operating income for the current period would have been $1.0 million or 1.3% of sales.

     Net interest expense for the quarter ended August 3, 2002 was $0.7 million as compared to $1.0 million for the same period in the prior year. There was no borrowing under the Company's credit facility during the period so interest expense is comprised primarily of $0.6 million in interest on the Company's 11% Senior Notes due 2005 plus fees related to the Company's credit line.

RESULTS OF OPERATIONS - COMPARISON OF THE SIX MONTHS ENDED AUGUST 3, 2002 AND AUGUST 4, 2001

     Comparable store sales (stores that were in operation for both periods) increased by 9.1 % for the six-month period ended August 3, 2002 compared to the same period in fiscal 2001. Net sales for the six-month period ended August 3, 2002 were $168.7 million as compared to $154.7 million for the comparable period in the prior year.

     Gross profit for the six-month period ended August 3, 2002 was $64.5 million as compared to $56.9 million for the same period in the prior year. Gross profit percentage increased to 38.2% from 36.8% in the prior year period. The increase in gross profit percentage was due primarily to (i) an increase in the initial markup of merchandise resulting from a favorable change in the merchandise mix and (ii) improved inventory shrinkage results.

     Selling, general and administrative expenses, as a percentage of net sales, for the quarter ended August 3, 2002 decreased to 30.9% from 31.6% in the prior period. Selling, general and administrative expenses increased to $52.0 million from $48.9 million in the prior period. The increase is due primarily to variable expenses related to the $14.0 million increase in net sales for the six-month period ended August 3, 2002.

     Depreciation and amortization expense for the six-month period ended August 3, 2002 was $4.3 million as compared to $4.9 million for the same period in the prior year. The Company no longer amortizes reorganization value in excess of identifiable assets, which was $398,000 in the prior year period. See Notes to the Financial Statements - 5. Adoption of New Accounting Standard.

     In July 2002, the Company sold its facility in Bronx, NY and realized a gain on the sale of $3.9 million. This gain is included in operating income for the period.

     As a result of the items explained above, operating income increased by $8.9 million to $12.7 million, or 7.5% of sales, in the six months ended August 3, 2002 as compared to operating income of $3.8 million, or 2.5% of sales, in the six months ended August 4, 2001. Excluding the gain on sale of building, operating income for the current period would have been $8.7 million or 5.2% of sales, an increase of 130%.

     Net interest expense for the six-month period ended August 3, 2002 was $1.5 million as compared to $2.0 million for the same period in the prior year. There was no borrowing under the Company's credit facility during the period so interest expense is comprised primarily of $1.3 million in interest on the Company's 11% Senior Notes due 2005 plus fees related to the Company's credit line.

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

     During the six months ended August 3, 2002, the Company had no net borrowings under the Credit Facility. As of August 3, 2002 there were documentary letters of credit of $5.4 million outstanding under the Credit Facility. The Company believes that cash generated from operations and funds available under the Credit Facility will be sufficient to satisfy cash requirements through the remainder of the fiscal year.

     Net cash provided by operations before working capital for the six-month period ended August 3, 2002 was $7.3 million. The working capital needs for the six-month period were $5.4 million, due primarily to an increase in inventory of $4.2 million and a decrease in accounts payable of $2.9 million. Cash provided by operating activities was $1.9 million for the six-month period. Capital expenditures for the six-month period were $3.5 million primarily for (i) maintenance and repair, $2.4 million , (ii) systems upgrades, $0.6 million and
(iii) a new store in Centennial, CO , $0.5 million.

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

CRITICAL ACCOUNTING POLICIES

     Inventory

     Merchandise inventory is valued at the lower of cost or market as determined by the retail inventory method, which the Company believes approximates fair value. However, certain warehoused inventory that is not immediately available for sale is valued on a specific cost basis. The merchandise inventory valued on a specific cost basis at August 3, 2002 and August 4, 2001 was $15.8 million and $13.9 million, respectively.

     The Company takes permanent markdowns to reduce prices as goods age. The resulting gross profit reduction is recognized in the period the markdown is recorded.

     Shrinkage is estimated as a percentage of sales for the period from the last inventory date, July 13, 2002, through August 3, 2002, the end of the reporting period. This estimate is based on experience and the most recent physical inventory results. Physical inventories are taken twice annually and inventory records are adjusted accordingly.

     Revenue Recognition and Leased Sales

     The Company recognizes revenue when goods are sold, at retail, to customers in its stores. The Company adopted SAB 101 in fiscal year 2000 and sales from leased departments are not reflected in the net sales reported on the Company's statements of operations. Fragrances is the only leased department. Gross profit from fragrance sales is shown as revenue from leased departments on the Company's statements of operations.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on September 10, 2002. The following actions were taken at the Annual Meeting:

PROPOSAL 1
----------

     The individuals in the table below were elected directors of the Company with the votes indicated.

                                         FOR          WITHHELD
                                         ---          --------

William J. Fox                         2,612,047          8,341
Joseph Nusim                           2,608,845         11,543
Robert N. Friedman                     2,608,845         11,543
Robert Glass                           2,612,047          8,341
Carol Gigli-Greer                      2,612,047          8,341
Cory Lipoff                            2,612,047          8,341
Erwin A. Marks                         2,612,047          8,341

PROPOSAL 2
----------

     An amendment of the Company's amended and restated Certificate of Incorporation to increase the number of authorized shares of common stock from 5,500,000 to 20,000,000. Approval of this proposal required a majority of the common shares outstanding; the proposal was approved.

For                             2,447,637
Against                           167,764
Abstain                             4,987
Broker non-votes                        0

PROPOSAL 3
----------

     An amendment of the Company's amended and restated Certificate of Incorporation to authorize a class of Preferred Stock. Approval of this proposal required a majority of the common shares outstanding; the proposal was not approved.


For                             1,279,982
Against                           183,814
Abstain                                 0
Broker non-votes                1,150,087

PROPOSAL 4
----------

     An amendment of the Company's 2001 Stock Option Plan to increase the number of shares available for issuance pursuant to the exercise of stock options under the plan to 600,000. Approval of this proposal required a majority of the votes cast in person or by proxy; the proposal was approved.

For                             1,284,959
Against                           178,425
Abstain                             6,921
Broker non-votes                1,150,087

PROPOSAL 5
----------

     An amendment of the Company's 2000 Director Option Plan to increase the number of shares available for issuance pursuant to the exercise of stock options under the plan to 300,000. On September 6, 2002, the Company withdrew this proposal; any votes with respect to the proposal have been disregarded.

PROPOSAL 6
----------

     Ratification of the appointment of Ernst & Young LLP as independent accountants. Approval of this proposal required a majority of the votes cast in person or by proxy; the proposal was approved.

For                             2,609,272
Against                             4,497
Abstain                             6,619
Broker non-votes                        0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

(a)   Exhibits

99.1 Press release dated September 6, 2002 withdrawing proposal #5 from the consideration of the Corporation's stockholders at the 2001 Annual Meeting of Stockholders.

99.2 Press release dated September 9, 2002 announcing the financial results for the second quarter of fiscal year 2002.

99.3 Press release dated September 12, 2002 announcing (i) stockholder approval for an increase in authorized common shares to 20,000,000, (ii) a 2 for 1 common stock split and (iii) the Company's intention to redeem $15,000,000 in 11% senior notes effective November 4, 2002.

99.4 Certificate of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

99.5 Certificate of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K:

The Company filed a report on Form 8-K, dated July 25, 2002 concerning the commencement of trading of Loehmann's common stock on the NASDAQ National Stock Market and concerning the completion of the sale of its facility in Bronx, NY.

                            Loehmann's Holdings, Inc.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: September 17, 2002


                                  Loehmann's Holdings, Inc.


                                  By /s/ Robert Glass
                                     ----------------------------------
                                     Robert Glass
                                     Chief Operating Officer, Chief Financial
                                     Officer, Secretary and Director

                            Loehmann's Holdings, Inc.

                                 Certifications


I, Robert N. Friedman, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Loehmann's Holdings, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


     Date: September 17, 2002        /s/ Robert N. Friedman
                                     -----------------------------
                                     Name: Robert N. Friedman
                                     Title: President, Chief Executive Officer
                                     and Director

I, Robert Glass, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Loehmann's Holdings, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



     Date: September 17, 2002        /s/ Robert Glass
                                     ------------------------------------------
                                     Name: Robert Glass
                                     Title: Chief Operating Officer, Chief
                                     Financial Officer, Secretary and Director