Form 10-Q
period 2002-11-02
LOEHMANNS HOLDINGS INC
filed 2002-12-13
CIK 843081

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended November 2, 2002.

                                       OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from ____________ to ____________

                           Commission File No. 0-28410

                            LOEHMANN'S HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                          13-4129380
----------------------------------------                   ---------------------
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

                            Yes  X                  No _
                                 -

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                            Yes  X                  No _
                                 -

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed under Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                            Yes  X                  No _
                                 -

Below are indicated the number of shares outstanding of each of the registrant's classes of common stock.

                Class                        Outstanding at December 12, 2002
                ------                       --------------------------------
Common Stock, $.01 par value per share                  6,659,236

                            LOEHMANN'S HOLDINGS, INC.

                                    CONTENTS




PART I--FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets--November 2, 2002, February 2, 2002
   and November 3, 2001...................................................    2

Consolidated Statements of Operations--Quarters and nine months ended
   November 2, 2002 and November 3, 2001..................................    3

Consolidated Statements of Cash Flows--Nine months ended
   November 2, 2002 and November 3, 2001..................................    4

Notes to Financial Statements.............................................    5

Item 2. Management's Discussion and Analysis of Results of Operations
   and Financial Condition................................................    6

Item 3. Quantitative and Qualitative Disclosures About Market Risk........    9

Item 4. Controls and Procedures...........................................    9

PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..................................   10

Signature.................................................................   11

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act..........   12

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            Loehmann's Holdings, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                        NOVEMBER 2,       February 2,       November 3,
                                                                           2002              2002              2001
                                                                    -----------------   ----------------  ----------------
                                                                      (Unaudited)          (Audited)       (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                             $    21,575       $     13,882        $    1,192
    Accounts receivable and other assets                                       5,412              4,785             4,096
    Merchandise inventory                                                     59,409             43,972            56,663
                                                                    -----------------   ----------------  ----------------
   Total current assets                                                       86,396             62,639            61,951

Property, equipment and leaseholds, net                                       42,946             43,362            45,378
Deferred financing fees and other assets, net                                  1,559              1,493             1,491
Deferred tax asset                                                             2,357              2,357                 -
Reorganization value in excess of identifiable assets, net                    19,381             19,381            20,526
                                                                    -----------------   ----------------  ----------------
    Total assets                                                         $   152,639       $    129,232        $  129,346
                                                                    =================   ================  ================

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                      $    25,423       $     19,427        $   19,744
   Accrued expenses                                                           18,743             16,378            16,333
   Accrued interest                                                               16                840               133
   Revolving line of credit                                                        -                  -             3,744
   Current portion of long-term debt                                          15,000                  -                 -
   Income taxes payable                                                        4,300                888             1,087
                                                                    -----------------   ----------------  ----------------
   Total current liabilities                                                  63,482             37,533            41,041

11% Senior notes due December 2005                                            11,407             26,528            26,528

Other noncurrent liabilities                                                   5,878              5,483             5,268

Common stockholders' equity:
   Common stock, $0.01 par value, 20,000,000 shares authorized and
     6,659,236 issued and outstanding                                             67                 33                33
   Additional paid-in capital                                                 49,933             49,967            49,967
   Retained earnings                                                          21,872              9,688             6,509
                                                                    -----------------   ----------------  ----------------
   Total common stockholders' equity                                          71,872             59,688            56,509
                                                                    -----------------   ----------------  ----------------
   Total liabilities and common stockholders' equity                     $   152,639       $    129,232        $  129,346
                                                                    =================   ================  ================

   The accompanying notes are an integral part of these financial statements.

                            Loehmann's Holdings, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)


                                                                 QUARTER ENDED                      NINE MONTHS ENDED
                                                      ---------------------------------    ---------------------------------
                                                       NOVEMBER 2,        November 3,         NOVEMBER 2,      November 3,
                                                           2002              2001               2002              2001
                                                      ---------------   ---------------    ----------------  ---------------

Net sales                                                   $ 94,731        $   83,647         $   263,412     $    238,298
Cost of sales                                                 55,696            50,307             159,923          148,030
                                                      ---------------   ---------------    ----------------  ---------------
Gross profit                                                  39,035            33,340             103,489           90,268

Revenue from leased departments                                  303               333                 930            1,074
                                                      ---------------   ---------------    ----------------  ---------------
Operating profit                                              39,338            33,673             104,419           91,342

Selling, general, and administrative expenses                 27,543            25,615              79,564           74,553
Depreciation and amortization                                  2,203             2,389               6,513            7,324
Gain on sale of building                                           -                 -               3,925                -
                                                      ---------------   ---------------    ----------------  ---------------
Operating income                                               9,592             5,669              22,267            9,465

Interest expense, net                                            743             1,026               2,206            3,039
                                                      ---------------   ---------------    ----------------  ---------------
Income before income taxes                                     8,849             4,643              20,061            6,426

Provision for income taxes, net                                3,458             1,813               7,877            2,512
                                                      ---------------   ---------------    ----------------  ---------------
Net income applicable to common stock                       $  5,391        $    2,830         $    12,184     $      3,914
                                                      ===============   ===============    ================  ===============
EARNINGS PER SHARE, NET OF TAX:
BASIC
Net income                                                  $   0.81        $     0.42         $      1.83     $       0.59
                                                      ===============   ===============    ================  ===============
Weighted average common shares and common share
   equivalents used in earnings per share calculation          6,659             6,666               6,659            6,666
                                                      ===============   ===============    ================  ===============
DILUTED
Net income                                                  $   0.73        $     0.41         $      1.67     $       0.58
                                                      ===============   ===============    ================  ===============
Weighted average common shares and common share
   equivalents used in earnings per share calculation          7,424             6,854               7,278            6,792
                                                      ===============   ===============    ================  ===============

   The accompanying notes are an integral part of these financial statements.

                            Loehmann's Holdings, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                   NINE MONTHS ENDED
                                                                            --------------------------------
                                                                               NOVEMBER 2,      November 3,
                                                                                  2002             2001
                                                                            ---------------   --------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $   12,184        $   3,914
   Adjustments to reconcile net income to net cash Provided by operating activities:
       Depreciation and amortization                                                 6,513            7,324
       Gain on sale of building                                                     (3,925)               -
       Write off of fixed assets                                                       386                -
       Non-cash PIK interest on 11% senior notes                                         -            1,528
       Reorganization and fresh start items                                              -           (1,640)
       Changes in current assets and liabilities:
         Accounts receivable and other assets                                         (627)            (750)
         Merchandise inventory                                                     (15,437)         (10,932)
         Accounts payable                                                            5,996            7,624
         Accrued expenses                                                            2,363              (53)
         Income taxes payable                                                        3,413             (584)
         Accrued interest                                                             (824)            (798)
                                                                            --------------    -------------
   Net changes in current assets and liabilities                                    (5,116)          (5,493)
   Net change in other noncurrent assets and liabilities                               167              595
                                                                            --------------    -------------
   Total adjustments, net                                                           (1,975)           2,314
                                                                            --------------    -------------
   Net cash provided by operating activities                                        10,209            6,228
                                                                            --------------    -------------
   CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                          (7,205)          (3,799)
      Net proceeds from sale of building                                             4,839                -
                                                                            --------------    -------------
   Net cash used in investing activities                                            (2,366)          (3,799)
                                                                            --------------    -------------

   CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under the credit facility, net                                             -           (2,824)
   Other financing activities, net                                                    (150)               -
                                                                            --------------    -------------
   Net cash used in financing activities                                              (150)          (2,824)
                                                                            --------------    -------------

   Net increase (decrease) in cash and cash equivalents                              7,693             (395)
   Cash and cash equivalents at beginning of period                                 13,882            1,587
                                                                            --------------    -------------
   Cash and cash equivalents at end of period                                   $   21,575        $   1,192
                                                                            ==============    =============
      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash interest paid during period                                             $    3,149        $   2,310
                                                                            ==============    =============
   Cash taxes paid during period                                                $    3,351        $   3,104
                                                                            ==============    =============

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

2.   BASIS OF PRESENTATION

     The balance sheet at November 2, 2002 and the statements of operations for the quarter and nine months ended November 2, 2002 and the statement of cash flows for the nine months ended November 2, 2002 include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation.

     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosure normally included in financial statements required by generally accepted accounting principles have been omitted. Operating results for the quarter and nine months ended November 2, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2003. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes for the fiscal year ended February 2, 2002 included in the Company's Annual Report on Form 10-K for such year.

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

5.   ADOPTION OF NEW ACCOUNTING STANDARD

     In 2002, the Company adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets". This standard requires that reorganization value, goodwill and other indefinitely lived intangible assets not be amortized, but instead be tested for impairment. After the initial impairment review required by SFAS 142, the Company has determined that the adoption of SFAS 142 did not result in the impairment of the carrying value of its reorganization value.

     If reorganization value in excess of identifiable assets had not been amortized in the quarter and nine months ended November 3, 2001, the Company's adjusted net income and earnings per share would have been as follows:

                                                     Quarter ended                           Nine months ended
                                                   November 3, 2001                          November 3, 2001
                                       ------------------------------------------   ------------------------------------
                                            Net          Basic        Diluted            Net        Basic      Diluted
                                          Income          EPS           EPS            Income        EPS         EPS


As reported                                $   2,830      $  0.42       $   0.41         $ 3,914    $  0.59     $  0.58

Amortization of reorganization value
in excess of identifiable assets, net
of tax                                           120         0.02           0.02             362       0.05        0.05
                                       -------------- ------------ --------------    ------------  ---------  ----------
As adjusted                                $   2,950      $  0.44       $   0.43         $ 4,276     $ 0.64     $  0.63
                                       ============== ============ ==============    ============  =========  ==========

6.   STOCK SPLIT

     In September 2002, the Company's Board of Directors declared a dividend in the nature of a 2-for-1 stock split of the Company's common stock. Shareholders of record on September 30, 2002 received one share of the Company's common stock for each share owned. The distribution of the shares occurred after the close of business on October 15, 2002. All share and per share amounts have been retroactively restated for all periods to reflect the impact of the stock split.

7.   SUBSEQUENT EVENT

     On November 4, 2002, the Company redeemed $15,000,000 of its 11% Senior Notes due December 2005. These notes have been reclassed as current portion of long-term liabilities on the Company's balance sheet at November 2, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - COMPARISON OF THE QUARTERS ENDED NOVEMBER 2, 2002 AND NOVEMBER 3, 2001

     Comparable store sales (stores that were in operation for both periods) increased by 12.1% compared to the same period in fiscal 2001. This was primarily due to an increase in customer traffic. Net sales for the quarter ended November 2, 2002 were $94.7 million as compared to $83.6 million for the comparable period in the prior year.

     Gross profit for the quarter ended November 2, 2002 was $39.0 million as compared to $33.3 million for the same period in the prior year. Gross profit percentage increased to 41.2% from 39.9% in the prior year period. The increase in gross profit percentage was due primarily to an increase in the initial markup of merchandise resulting from a favorable change in the merchandise mix and lower markdowns, as a percentage of net sales, in the comparable period.

     Selling, general and administrative expenses, as a percentage of net sales, for the quarter ended November 2, 2002 decreased to 29.1% from 30.6% in the prior period. Selling, general and administrative expenses increased to $27.5 million from $25.6 million in the prior period. The increase is due primarily to variable expenses related to the $11.1 million increase in net sales for the quarter.

     Depreciation and amortization expense for the quarter ended November 2, 2002 was $2.2 million as compared to $2.4 million for the same period in the prior year. The Company no longer amortizes reorganization value in excess of identifiable assets, which last year was $197,000 for the third quarter. See Notes to the Financial Statements - 5. Adoption of New Accounting Standard.

     As a result of the items explained above, operating income increased by $3.9 million to $9.6 million, or 10.1% of sales, for the quarter ended November 2, 2002 as compared to $5.7 million, or 6.8% of sales, for the quarter ended November 3, 2001.

     Net interest expense for the quarter ended November 2, 2002 was $0.7 million as compared to $1.0 million for the same period in the prior year. There were no borrowings under the Company's credit facility during the period and, as a result, interest expense was comprised primarily of $0.7 million in interest on the Company's 11% Senior Notes due 2005.

RESULTS OF OPERATIONS - COMPARISON OF THE NINE MONTHS ENDED NOVEMBER 2, 2002 AND NOVEMBER 3, 2001

     Comparable store sales (stores that were in operation for both periods) increased by 10.1% for the nine-month period ended November 2, 2002 compared to the same period in fiscal 2001. This was primarily due to an increase in customer traffic. Net sales for the nine-month period ended November 2, 2002 were $263.4 million as compared to $238.3 million for the comparable period in the prior year.

     Gross profit for the nine-month period ended November 2, 2002 was $103.5 million as compared to $90.3 million for the same period in the prior year. Gross profit percentage increased to 39.3% from 37.9% in the prior year period. The increase in gross profit percentage was due primarily to (i) an increase in the initial markup of merchandise resulting from a favorable change in the merchandise mix, (ii) improved inventory shrinkage results and (iii) lower markdowns, as a percentage of sales, in the comparable period.

     Selling, general and administrative expenses, as a percentage of net sales, for the nine-month period ended November 2, 2002 decreased to 30.2% from 31.3% in the prior period. Selling, general and administrative expenses increased to $79.6 million from $74.6 million in the prior period. The increase is due primarily to variable expenses related to the $25.1 million increase in net sales for the quarter and expenses related to the opening of a new location in Centennial, CO.

     Depreciation and amortization expense for the nine-month period ended November 2, 2002 was $6.5 million as compared to $7.3 million for the same period in the prior year. The Company no longer amortizes reorganization value in excess of identifiable assets, which was $593,000 in the prior year period. See Notes to the Financial Statements - 5. Adoption of New Accounting Standard.

     In July 2002, the Company sold its facility in Bronx, NY and realized a gain on the sale of $3.9 million. This gain is included in operating income for the current period. The Company still occupies a portion of the facility, which is leased and serves as the Company's corporate headquarters.

     As a result of the items explained above, operating income increased by $12.8 million to $22.3 million, or 8.5% of sales, in the nine-month period ended November 2, 2002 as compared to operating income of $9.5 million, or 4.0% of sales, in the nine-month period ended November 3, 2001. Excluding the gain on the sale of the building, operating income for the current period would have been $18.3 million or 7.0% of sales, an increase of 94%.

     Net interest expense for the nine-month period ended November 2, 2002 was $2.2 million as compared to $3.0 million for the same period in the prior year. Interest expense is comprised primarily of $2.1 million in interest on the Company's 11% Senior Notes due 2005.


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

     During the nine-month period ended November 2, 2002, the Company had no net borrowings under the Credit Facility. Excess cash is invested in a money market fund and other cash equivalents with an average maturity of 40 days and an average quality of AA. As of November 2, 2002 there were documentary letters of credit of $3.2 million outstanding under the Credit Facility. The Company believes that cash generated from operations and funds available under the Credit Facility will be sufficient to satisfy cash requirements through the remainder of the fiscal year.

     Net cash provided by operations before working capital for the nine-month period ended November 2, 2002 was $15.3 million. The working capital needs for the nine-month period were $5.1 million, due primarily to an increase in inventory of $15.4 million offset by an increase in accounts payable and accrued expenses of $6.0 million and $2.4 million respectively. Cash provided by operating activities was $10.2 million for the nine-month period. Capital expenditures for the nine-month period were $7.2 million primarily for (i) maintenance and repairs, $4.0 million, (ii) systems upgrades, $1.2 million,
(iii) expansion of warehouse facility in Rutherford, NJ, $0.8 million, and (iv) new stores in Centennial, CO and Oak Brook, IL, $1.2 million.

     This Quarterly Report on Form 10-Q and, in particular, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of the Securities Exchange Act of 1934. The Company's actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward-looking statements as a result of many factors, including factors that may be beyond the Company's control. Other factors that may cause actual results of operations and future financial condition to differ from those expressed or implied in any forward-looking statements contained herein include adverse changes in relationships with key vendors and factors, changes in consumer preferences, competition from existing and potential competitors and general economic conditions.

     The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements contained herein or that may be made from time to time by or on behalf of the Company.

CRITICAL ACCOUNTING POLICIES

     Inventory

     Merchandise inventory is valued at the lower of cost or market as determined by the retail inventory method, which the Company believes approximates fair value. However, certain warehoused inventory that is not immediately available for sale is valued on a specific cost basis. The merchandise inventory valued on a specific cost basis at November 2, 2002 and November 3, 2001 was $13.4 million and $12.6 million, respectively.

     The Company takes permanent markdowns to reduce prices as goods age. The resulting gross profit reduction is recognized in the period the markdown is recorded.

     Shrinkage is estimated as a percentage of sales for the period from the last inventory date, July 13, 2002, through November 2, 2002, the end of the reporting period. This estimate is a conservative estimate based on experience. Physical inventories are taken twice annually and inventory records are adjusted accordingly.

     Revenue Recognition and Leased Sales

     The Company recognizes revenue when goods are sold, at retail, to customers in its stores. Sales of fragrances, a leased department, are not reflected in the net sales reported on the Company's statements of operations. Gross profit from fragrance sales is shown as revenue from leased departments on the Company's statements of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has assessed its vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and cash equivalents. Due to the short-term nature of these investments the Company has determined that the risks associated with interest rate fluctuations related to these financial instruments do not pose a material risk to the Company.

ITEM 4. CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended. Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of the Company's most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Exhibits

4.1 Amendment No. 1 to the Credit Agreement dated as of June 10, 2002 among Loehmann's Operating Co., as borrower, the lenders, and Deutsche Bank Trust Company Americas, as agent.

99.1 Certificate of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certificate of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

                            Loehmann's Holdings, Inc.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: December 12, 2002


                                  Loehmann's Holdings, Inc.


                                  By /s/ Robert Glass
                                     -----------------------------------
                                     Robert Glass
                                     Chief Operating Officer, Chief Financial
                                     Officer, Secretary and Director

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


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

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: December 12, 2002
                                  /s/ Robert N. Freidman
                                  ----------------------------------------------
                                  Name:  Robert N. Friedman
                                  Title: President, Chief Executive Officer and
                                         Director

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: December 12, 2002       /s/ Robert Glass
                                  ---------------------------------------------
                                  Name: Robert Glass
                                  Title: Chief Operating Officer, Chief
                                  Financial Officer, Secretary and Director

                                  Exhibit Index

Exhibit
Number         Description
------         --------------------------------------------------------------
4.1            Amendment No. 1 to the Credit Agreement dated as of June 10, 2002 among Loehmann's Operating Co., as borrower, the lenders, and Deutsche Bank Trust Company Americas, as agent.

99.1 Certificate of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certificate of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.