Form 10-K
period 2003-02-01
LOEHMANNS HOLDINGS INC
filed 2003-05-02
CIK 843081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 1, 2003

                                 Commission File
                                 Number 0-28410

                            LOEHMANN'S HOLDINGS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                     13-4129380
     --------------------------------------      -------------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)


      2500 Halsey Street, Bronx, New York                     10461
     --------------------------------------      -------------------------------
       (Address of principal offices)                       (Zip Code)

       Registrant's telephone number, including Area Code: (718) 409-2000
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.                           Yes        No  X
                                                                 -----     ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                ______

     Indicate by a check mark whether the registrant is an accelerated filer (as
defined in the Securities Exchange Act of 1934 Rule 12G-2).  Yes  X     No
                                                                 -----     ----

     Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                         Yes   X    No
                                                                  -----     ----

     The aggregate market value of voting stock held by non-affiliates of the registrant as of August 3, 2002 was $83.2 million.

     The Company had 6,659,236 shares of Common Stock outstanding as of April 17, 2003.

     Documents incorporated by reference: the information required by Part III, Items 10, 11, 12 and 13, is incorporated by reference to the registrant's Proxy Statement for the registrant's 2003 annual meeting of stockholders.

PART I.

ITEM 1.  BUSINESS

THE COMPANY

     Loehmann's Holdings, Inc. ("Holdings" and collectively with its subsidiaries, "Loehmann's" or the "Company"), a Delaware corporation incorporated in 2000, is the parent company of Loehmann's, Inc. Loehmann's, founded in 1921 as the "Original Designer Outlet," is a leading national specialty retailer of well known designer and brand name women's fashion apparel, men's furnishings, accessories, and shoes offered at prices that are typically 30% to 65% below department store prices. The Company believes it is one of the largest national upscale off-price specialty retailers in the industry. The Company has a strong brand name, loyal customer base and long-standing relationships with leading designers and vendors of quality merchandise. The Company's target customers are relatively affluent women between the ages of 30 and 55 with household incomes greater than $100,000, who are attracted to designer and other name brand merchandise offered at exceptional values. As of February 1, 2003, the Company operated 44 stores in major metropolitan markets located in 16 states.

INDUSTRY OVERVIEW

     Women's Apparel And Accessories

     The women's apparel industry is served by a variety of distribution channels including department stores, specialty stores and off-price retailers.

     The women's apparel and accessories industry has five product classifications: designer, bridge, better, moderate and budget. Designer merchandise is the most expensive product classification and is characterized by high fashion styling. Designer brands include Donna Karan, Calvin Klein and Ralph Lauren. Bridge products are typically brand name merchandise that may carry designer labels but are less expensive than the designer classification and allow customers to purchase designer-like merchandise at below designer prices. Bridge brands include DKNY, Anne Klein, Dana Buchman and Tahari. Apparel in the better classification carries brand name labels but is less expensive than bridge apparel. Better brands include Anne Klein II, Sigrid Olsen, Laundry and BCBG. Merchandise in the moderate and budget classifications are less expensive product categories. Loehmann's carries merchandise in the designer, bridge and better categories.

     Designer and bridge merchandise is generally sold in finer department stores such as Bloomingdale's, Neiman Marcus, Nordstrom and Saks Fifth Avenue. Because manufacturers of designer and bridge merchandise are very concerned about maintaining the upscale image of their trademarks, they are typically selective as to which retailers carry their products.

     Men's Apparel and Furnishings

     The men's apparel industry includes tailored apparel (suits, formal wear, slacks, sportcoats and outerwear), sportswear (sportshirts, sweaters and jackets) and furnishings (dress shirts, ties, belts, underwear, socks, scarves and gloves). Loehmann's offers primarily men's furnishings and sportswear to its customers.

     The men's furnishings industry is served by a variety of distribution channels including department stores, specialty menswear stores, off-price retailers and catalog retailers. The Company offers primarily designer and name brand men's furnishings and sportswear, which are generally sold in finer department stores such as Bloomingdale's, Neiman Marcus, Nordstrom and Saks Fifth Avenue.

BUSINESS STRATEGY

     The Company's strategy is to deliver value to its customers by offering, at substantial discounts, a wide selection of high quality in-season merchandise. The Company believes that it differentiates itself from finer department stores by offering similar merchandise at significantly lower prices and from other off-price apparel retailers by offering a broader range of designer, bridge and better merchandise. The principal elements of the Company's business strategy are as follows:

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

MERCHANDISING

     Selection

     The Company offers a wide selection of women's sportswear, dresses, suits, outerwear, accessories, handbags, intimate apparel and shoes, and men's furnishings and sportswear. The Company does not offer moderate or budget merchandise in its stores. Most of the Company's merchandise is in-season and, therefore, is available at Loehmann's during the same selling season as it is available in department stores. The Company offers name-brand merchandise from designers such as Calvin Klein, Donna Karan and Ralph Lauren.

     The following table shows the percentages of the Company's net sales attributable to its various product categories for fiscal year 1998 through fiscal year 2002:

                                           1998        1999       2000        2001        2002
                                           ----        ----       ----        ----        ----

Sportswear .......................          48.3%      47.1%       49.4%       50.4%       50.1%
Accessories/intimate apparel .....          13.4       12.9        12.8        14.5        14.9
Dresses and suits ................          17.8       17.1        14.9        13.4        12.3
Men's ............................           7.8       10.4        10.5        10.2        10.2
Shoes ............................           6.3        6.1         6.4         6.6         7.7
Outerwear ........................           4.5        4.0         4.4         3.9         3.9
Other.............................           1.9        2.4         1.6         1.0         0.9
 Total ..........................          100.0%     100.0%      100.0%      100.0%      100.0%

     All Loehmann's stores carry items from each of its merchandise categories. However, the allocation of merchandise among the stores varies based upon factors relating to the demographics and geographic location of each store as well as the size of the store and its ability to display adequately the merchandise.

     Pricing

     The Company seeks to provide its customers with exceptional value by offering merchandise at prices that are typically 30% to 65% below prices charged by department stores for the same items and that are comparable to or lower than prices charged by other off-price retailers. The Company's central buying staff adheres to a disciplined approach of acquiring merchandise that enables the Company to consistently offer its merchandise at favorable prices. Each item of merchandise offered by the Company carries a price tag displaying the Company's price as well as the typical department store's initial price for the same item.

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

     The Company purchases its inventory from over 500 suppliers, which in many cases include separate divisions of a single manufacturer or designer. These suppliers include a substantial majority of the designer and name brand apparel manufacturers in the United States. Some purchases are also made in the European market, primarily Italy and France. The Company does not have any long-term supply contracts with its suppliers.

     The Company maintains its own central buying staff of 12 experienced off-price buyers. Historically, the Company has had very low turnover within its buying group, enabling Loehmann's to capitalize on an experienced, respected group of buyers capable of enhancing the Company's already strong vendor relationships.

STORE LAYOUT

     The Company's store format and merchandise presentation are designed to project the image of deep discount and exceptional value, as well as to emphasize the Company's niche as the off-price equivalent of an upscale specialty store. The Company's stores are divided into two shopping areas: a large, open selling area with wall-to-wall merchandise and a smaller, separate, and more intimate area called The Back Room. All stores are low maintenance, simple and functional facilities designed to maximize selling space and contain overhead costs. Store layouts are flexible allowing product groupings to be easily moved or expanded. Because Loehmann's maintains virtually all of its in-store inventory on the selling floor, its stores do not require significant space devoted to inventory storage.

     Loehmann's presents better sportswear, dresses and suits, as well as all outerwear, men's, accessories, intimate apparel and shoes on the main selling floor. Designer, bridge and import merchandise, including evening dresses and suits, are displayed in The Back Room. The Back Room provides a key point of differentiation to the consumer, as it projects the image of designer goods sold in a no-frills environment and, therefore, at exceptional values. Although Loehmann's estimates that The Back Room generally accounts for only approximately 10% to 15% of a typical store's selling space, The Back Room has historically generated approximately 30% of women's apparel revenues.

STORE EXPANSION INITIATIVES

     During fiscal year 2002, the Company opened 2 new stores, one in Denver, CO replacing a smaller store and the other in Oak Brook, IL. Also, the Company expanded its store in White Plains, NY and remodeled the Manhattan, NY store.

DISTRIBUTION

     The Company operates a 404,000 square foot centralized distribution center located in Rutherford, NJ. As merchandise arrives at the Company's distribution center, it is priced, ticketed, assigned to individual stores by the Company's merchandising systems, packaged for delivery and transported to the stores.

MARKETING AND ADVERTISING

     A significant portion of Loehmann's advertising efforts involve direct mail and email announcements to members of The Insider Club, a free membership program. Members receive notification of special events throughout the year and a 15% discount on their birthdays. This database allows Loehmann's to track the purchase activity of current customers. These customers accounted for approximately 80% of total Company sales in fiscal year 2002.

INTERNET

     The Company maintains a website at www.loehmanns.com. The website provides information to customers on current promotions and new merchandise available in the stores. It also serves as a portal for gathering the email addresses of customers and signing up customers as members of the Company's Insider Club. Customers are offered an incentive in exchange for providing their email addresses. Currently, there are 500,000 email addresses in the Company's database. No merchandise is sold via the website. The Company's SEC filings can be accessed via its website.


STORE OPERATIONS

     The Company's stores are organized into several geographic regions, each with a regional manager. Regional managers monitor the financial performance of the stores in their respective geographic districts and regularly visit stores to ensure adherence to the Company's merchandising, operations and personnel standards. The typical staff of a Loehmann's store consists of a store manager, a number of associate and department managers, sales specialists and additional full and part-time hourly associates depending upon the store's needs.

     Senior management meets with the regional managers on a periodic basis to maintain a clear line of communication. New store management personnel complete a training program at a designated training store before assuming management responsibility. Sales specialists receive product and customer service training at the store level. In addition, mystery shoppers shop the stores to help monitor compliance with the Company's merchandising, operations, and customer service standards.

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

EMPLOYEES

     As of February 1, 2003, the Company had 1,792 employees, of whom 1,373 were store sales and clerical employees, 257 performed store managerial functions, and 162 were corporate (managerial and clerical) and warehouse (managerial) personnel. Warehouse labor is provided by a third party and these workers are not Company employees. Non-managerial employees are paid on an hourly basis. None of the Company's employees are represented by a labor union. The Company believes that its employee relations are good.

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

     On July 28, 2000 Loehmann's, Inc. filed a Second Amended Plan of Reorganization (the "Second POR") with the Bankruptcy Court. The Second POR was accepted by the required percentage of the creditors entitled to vote on the plan. A plan confirmation hearing was held on September 6, 2000 and the Second POR, as further modified on that date (the "Amended POR"), was confirmed by the Bankruptcy Court. On October 10, 2000, Loehmann's Operating Co., a new operating subsidiary of Loehmann's, Inc., entered into a secured credit facility with Bankers Trust Company (the "Credit Facility"). Concurrently, Holdings, a newly formed holding company, entered into an indenture (the "Senior Notes Indenture") for 11% Senior Notes due 2005 (the "Senior Notes"). As a result of the consummation of these agreements, all conditions precedent to the effectiveness of the Amended POR were met and the Amended POR become effective on October 10, 2000 (the "Effective Date"), thereby allowing the Company to formally emerge from bankruptcy. From the Petition Date until the Effective Date, Loehmann's, Inc. operated as a debtor-in-possession under the Bankruptcy Code.

     Under the Amended POR, Holdings distributed 6,659,236 shares of common stock, par value $0.01 per share (the "New Common Stock"), and $25,000,000 of its Senior Notes to the general unsecured creditors of Loehmann's, Inc. The 6,659,236 shares of common stock reflect the Company's subsequent dividend in the nature of a 2-for-1 stock split. Distributions to the general unsecured creditors of Loehmann's, Inc. were made in New Common Stock or in a combination of New Common Stock and Senior Notes depending on the elections made by the holders of general unsecured claims. The Amended POR provided that no stockholder or option holder of the common stock of Loehmann's, Inc. would receive any distribution on account of their shares of common stock or options to purchase common stock.

     In addition to the formation of Holdings, two new wholly owed subsidiaries of Loehmann's, Inc. were formed and all of the Company's assets were transferred to these subsidiaries, Loehmann's Operating Co. and Loehmann's Real Estate Holdings, Inc.

RISK FACTORS

     An investment in the Company is subject to certain risks. These risks are associated with the ongoing competitive pressures in the apparel industry, changes in the level of consumer spending or preferences in apparel, potential disruptions in the relationships established with certain vendors and the Company's reliance on key personnel. Future economic and industry trends that could potentially affect revenue and profitability are difficult to predict. See "Special Note Regarding Forward-looking Statements."

     Competition

     All aspects of the women's and men's apparel industries, including the off-price retail segment, are highly competitive. The Company competes primarily with department stores, other off-price retailers, specialty stores, discount stores, outlet stores and mass merchandisers, many of which have greater financial resources than the Company. Finer department stores, which constitute the Company's principal competitors, offer a broader selection of merchandise and higher quality service. In addition, many department stores have become more promotional and have reduced their price points, and certain finer department stores and certain of the Company's vendors have opened outlet stores that offer off-price merchandise in competition with the Company. Accordingly, the Company may face periods of intense competition in the future that could have an adverse effect on its financial results. See the section entitled "Competition".

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

     Dependence on Key Personnel

     The Company's success depends to a significant extent upon the performance of its senior management team, particularly Robert N. Friedman, President and Chief Executive Officer, and Robert Glass, Chief Operating Officer, Chief Financial Officer and Secretary, who entered into employment agreements on January 1, 2001. On May 10, 2002, these employment agreements were amended, extending the period of service to 2006. The loss of services of any of the

Company's executive officers could have a material adverse impact on the Company. The Company's success will depend on its ability to motivate and retain its key employees and to attract and retain qualified personnel in the future.

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

ITEM 2.  PROPERTIES

     As of February 1, 2003, the Company operated 44 stores in 16 states. The Company does not own any of its stores and has no manufacturing facilities.

     Indicated below is a listing of the regions in which the Company operates its stores:

                                             NUMBER OF    PERCENT OF FISCAL
                    REGION                    STORES       YEAR 2002 SALES
                    ------------------------------------------------------

                    California ...........       12             31.6%
                    New York  ............        7              23.7
                    New Jersey ...........        5              10.6
                    Other Mid-Atlantic ...        4               9.3
                    Florida ..............        4               8.1
                    Midwest ..............        3               5.1
                    Texas ................        3               3.7
                    Other Southeast ......        2               2.9
                    Other West ...........        3               2.7
                    New England ..........        1               2.3
                                                ---             -----
                                                 44             100.0%
                                                ---             -----

     The Company follows the general industry practice of leasing all of its stores. The Company's stores range in size with an average size of 24,000 square feet. The stores are held under leases expiring from 2003 to 2021, excluding option periods. The leases for the Company's stores typically provide for a 15- to 20-year term with three five-year renewals that are automatic unless the Company elects to terminate the lease. The rental rate is typically a fixed amount rather than a percentage of a store's sales. The leases typically contain tax escalation clauses and require the Company to pay insurance, utilities, repair and maintenance expenses.

     The following table summarizes lease expirations and any renewal options:

                                              Number of        Range in Years
Fiscal                 Number of Leases     Leases with         Of Option
Years                      Expiring       Renewal Options        Periods
---------------------  ----------------   ----------------    --------------

2003                          1                  1                    5
2004                          5                  4                    5
2005                          4                  3                    5
2006                          3                  3                    5
2007                          6                  5                 5-10
2008 and thereafter          25                 18                    5

     The Company leases a 404,000 square foot distribution center located in Rutherford, NJ, which has served as its distribution center since December 2000. The lease was amended and renewed for the period November 1, 2002 through December 31, 2006 and provides for an initial annual rental payment of $2,194,800 during that period and is subject to annual rental increases. There are two additional five-year renewal options under the lease.

     In July 2002, the Company sold its facility in Bronx, NY and realized a gain on the sale of $3.9 million. The Company subsequently leased 44,257 square feet at the facility, which serves as its corporate headquarters. The lease provides for an initial annual rental payment of $331,928, which is subject to 2% annual rent increases. The lease expires in 2012 with two five-year renewal options.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The Company's common stock began trading on the NASDAQ:OTCBB on March 21, 2001 under the symbol LHMS. On July 29, 2002, The Company's common stock commenced trading on the Nasdaq National Stock Market, retaining the symbol LHMS.

     The following table sets forth the high and low bid prices for the Company's common stock for each full quarterly period since it began trading on March 21, 2001.

              Fiscal Quarter Ended             High               Low
              --------------------             ----               ---

              May 5, 2001                   $  3.75           $  1.88
              August 4, 2001                   6.40              1.89
              November 3, 2001                 6.38              2.90
              February 2, 2002                 5.90              2.95
              May 4, 2002                      7.93              5.57
              August 3, 2002                  13.50              7.50
              November 2, 2002                13.55             10.25
              February 1, 2003                17.70             12.31

     As of April 24, 2003, there were 1,502 stockholders of record of the Company's common stock.

     The Company paid a dividend of one share of common stock for each outstanding share of common stock in fiscal year 2002. The Company did not pay any dividends on its common stock in fiscal years 2001 or 2000. The Company does not have any present intention to pay any dividends in 2003.

     In October 2000, April 2001 and February 2002, the Company distributed 6,659,236 shares of common stock and 11% Senior Notes due 2005 in the aggregate amount of $25,000,000 to its creditors pursuant to its Second POR. The 6,659,236 shares of common stock reflect the Company's subsequent dividend in the nature of a 2-for-1 stock split. No sales commissions were paid in connection with the transaction. The shares and notes were issued in reliance upon the exemption from registration afforded by Section 3(a)(10) of the Securities Act of 1933, as amended.

     In September 2002, the Company's Board of Directors declared a dividend in the nature of a 2-for-1 stock split of the Company's common stock. Shareholders of record on September 30, 2002 received one share of the Company's common stock for each share owned. The distribution of the shares occurred after the close of business on October 15, 2002. All share and per share amounts have been restated for all periods to reflect the impact of the dividend.

     The table below sets forth certain information as of the Company's fiscal year ended February 1, 2003 regarding the shares of the Company's common stock available for grant or granted under stock option plans that (i) were adopted by the Company's stockholders and (ii) were not adopted by the Company's stockholders.

                                                                                         Number of securities remaining
                                      Number of securities to      Weighted-average       available for future issuance
                                      be issued upon exercise     exercise price of      under equity compensation plans
                                      of outstanding options,    outstanding options,     (excluding securities in the
                                        warrants and rights      warrants and rights       first column of this table)
                                      -----------------------    --------------------    --------------------------------

Equity Compensation plans approved                    700,000                 $6.82                    500,000
by security holders

Equity Compensation plans not                         666,500                 $4.22                    258,500
approved by security holders

     Description Of Plans Not Adopted By Stockholders

     The aggregate number of shares of the Company's Common Stock for which options may be granted under the 2000 Equity Incentive Plan is 525,000. Such options may be issued to management or key employees of the Company. The 2000 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee may grant both incentive stock options (options which comply with section 422 of the Internal Revenue Code of 1986, as amended) and non-qualified stock options. Although the Equity Incentive Plan does not specifically provide for the cashless exercise of options, it permits the administrators of the plan to provide for the method of exercise of the options granted under the plan. The form of stock option contract currently being used allows employees granted options pursuant to the plan to exercise options on a cashless basis. Options to purchase 438,500 shares of Common stock have been issued under the 2000 Equity Incentive Plan.

     The aggregate number of shares of the Company's Common Stock for which options may be granted under the 2000 Director Option Plan is 400,000. Such options may be issued to non-employee directors of the Company. The 2000 Director Option Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee may grant only non-qualified stock options. The administrators may permit the cashless exercise of options. Options to purchase 228,000 shares of Common stock have been issued under the 2001 Director Option Plan.

ITEM 6.  SELECTED FINANCIAL DATA

     (In thousands except per share data)             2002        2001        2000        1999         1998
     Net sales                                     $348,965    $322,524    $338,165    $374,657    $420,556
     Net income (loss)                               12,597       7,093      31,450     (33,468)    (5,148)
     Net income (loss) per common share                1.89        1.06        0.39           -           -
     Total assets                                   134,149     129,232     119,774     147,073     188,693
     Long-term obligations                           11,407      26,528      25,000           -     139,403

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The discussion below compares the results of operations for the 2002 fiscal year to the 2001 fiscal year and the 2001 fiscal year to the 2000 fiscal year. For purposes of providing a comparable period for fiscal 2000, the results of Loehmann's, Inc., the Predecessor Company, from January 30, 2000 to October 9, 2000 have been combined with the results of Loehmann's Holdings, Inc., the Successor Company, from October 10, 2000 to February 3, 2001 to form the 2000 fiscal year results.

     These periods are summarized in the following table:

                                                        2002                 2001                2000
                                                       FISCAL               Fiscal              Fiscal
     (In thousands)                                     YEAR                 Year                Year
                                                  ------------------   ------------------  ------------------

     Net sales                                      $     348,965       $      322,524       $     338,165
     Cost of sales                                        214,931              202,923             218,204
                                                  ------------------  ------------------   ------------------
     Gross margin                                         134,034              119,601             119,961

     Revenue from leased departments                        1,455                1,574              1,749
                                                  ------------------   ------------------  ------------------
     Operating profit                                     135,489              121,175             121,710

     Selling, general and administrative expenses         106,465               99,864             100,459
     Depreciation and amortization                          8,881                9,800              10,027
     Gain on sale of building                               3,924                   -                    -
     Charge for store closing                                  45                  500                   -
                                                  ------------------   ------------------  ------------------
     Operating income                                      24,022               11,011              11,224

     Interest expense, net                                  2,621                3,918               2,104
                                                  ------------------   ------------------  ------------------
     Income before reorganization items,
        fresh start adjustments, income taxes and
        extraordinary item                                 21,401                7,093               9,120
     Reorganization items                                       -                   -              (20,626)
     Fresh start adjustments                                    -                   -              (21,382)
                                                  ------------------   ------------------  ------------------
     Net income (loss) before income taxes and
        extraordinary item                                 21,401                7,093             (32,888)
     Provision for income taxes                             8,804                    -               1,712
                                                  ------------------   ------------------  ------------------
     Net income (loss) before extraordinary item           12,597                7,093             (34,600)
     Extraordinary item - gain on discharge of
     debt                                                       -                    -              66,050
                                                  ------------------   ------------------  ------------------
     Net income applicable to common stock          $      12,597       $        7,093       $      31,450
                                                  ==================   ==================  ==================

FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

     Comparable store sales (stores that were in operation for both periods) increased 7.4% during fiscal year 2002 as compared to fiscal year 2001. Net sales for fiscal year 2002 were $349.0 million as compared to $322.5 million for fiscal year 2001, an increase of approximately $26.5 million. This was primarily due to an increase in customer traffic.

     Gross margin percent increased to 38.4% from 37.1% in the prior year, an increase of 130 basis points. The increase in gross margin percentage was due primarily to (i) an increase in the initial markup of merchandise resulting from a favorable change in the merchandise mix, (ii) improved inventory shrinkage results and (iii) lower freight cost associated with the shipment of merchandise to stores from the distribution center. Gross margin for fiscal year 2002 was $134.0 million as compared $119.6 million for fiscal year 2001.

     Selling, general and administrative expenses for fiscal year 2002 decreased to 30.5% in fiscal 2002 from 31.0% in fiscal 2001. The decrease as a percentage of sales of 50 basis points was primarily due to a decrease in store payroll as a percentage of sales.

     Depreciation and amortization for fiscal year 2002 was $8.9 million as compared to $9.8 million for fiscal year 2001. In accordance with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", the Company no longer amortizes reorganization value in excess of identifiable assets, which was $790,000 in the prior year period. In July 2002, the Company sold its building in Bronx, NY, the depreciation associated with the building was $0.3 million in fiscal year 2002 as compared to $0.6 million for fiscal year 2001.

     As a result of the items explained above, operating income, as a percentage of sales, increased to 6.9%, or $24.0 million, in fiscal year 2002 as compared to 3.4%, or $11.0 million in fiscal year 2001.

     Net interest expense for fiscal year 2002 was $2.6 million as compared to $3.9 million for fiscal year 2001, a decrease of $1.3 million. The decrease was due primarily to (i) a decrease in note interest expense of $0.4 million resulting from the Company's repayment of $15.0 million on the Company's 11% senior notes in the fourth quarter of 2002, (ii) a decrease in interest expense on the Company's revolving line of credit of $0.6 million and (iii) an increase in interest earned of $0.3 million on cash invested in cash equivalents.

     The Company's effective tax rate for fiscal year 2002 was 41.1%. (See Note
4. of the Notes to Financial Statements.)

     The Company's provision for income taxes for fiscal year 2002 was $8.8 million compared to $0 in 2001. The provision for fiscal year 2001 was eliminated as a result of the reversal of certain tax reserves in the fourth quarter of fiscal year 2001.

     Net income for fiscal year 2002 was $12.6 million, or $1.89 per basic share and $1.71 per diluted share, compared to fiscal year 2001 of $7.1 million, or $1.06 per basic share and $1.04 per diluted share.

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

     Included in fiscal year 2001 operating results is a charge of $500,000 for occupancy costs and the write-off of fixed assets in connection with the closing of the then current Denver, CO store, which closed in 2002 and was replaced by a new store.

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

     The Company's provision for income taxes for fiscal year 2001 was $0 compared to $1.7 million in 2000.The provision for fiscal year 2001 was eliminated by the reversal of certain tax reserves in the fourth quarter of fiscal year 2001.

     Net income for fiscal year 2001 was $7.1 million, or $1.06 per basic share and $1.04 per diluted share. Net income for fiscal year 2000 was $31.5 million, which included two non-recurring items, a gain on the discharge of debt in the bankruptcy of $66.1 million as well as reorganization expenses of $42.0 million.

QUARTERLY RESULTS AND SEASONALITY

     While the Company's net sales do not show significant seasonal variation, the Company's operating income has traditionally been higher in its first and third fiscal quarters. The Company believes that its merchandise is purchased primarily by women who are buying for their own wardrobes rather than as gifts. As a result, the Company does not experience a large increase in net sales during the Christmas shopping season. Results of operations during the second and fourth quarters are traditionally impacted by end of season clearance events.

     The following table sets forth certain unaudited operating data for the Company's eight fiscal quarters ended February 1, 2003. The quarterly information includes all normal recurring adjustments which management considers necessary for a fair presentation of the information shown.

                                                     Fiscal 2001                                  FISCAL 2002

                                       First      Second      Third     Fourth      FIRST      SECOND      THIRD     FOURTH
                                      Quarter     Quarter    Quarter    Quarter    QUARTER     QUARTER    QUARTER    QUARTER
(Unaudited)                                                   (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Net sales.......................     $  87,792   $  66,859   $ 83,647  $  84,226   $  93,397   $ 75,284   $ 94,731   $ 85,553
Gross margin....................        32,720      24,208     33,340     29,333      36,861     27,597     39,035     30,541
Revenue from leased departments.           342         399        333        500         282        346        303        524
                                     -----------------------------------------------------------------------------------------
Operating profit................        33,062      24,607     33,673     29,833      37,143     27,943     39,338     31,065
Selling, general and
 administrative expenses........        25,998      22,940     25,615     25,311      27,260     24,772     27,543     26,890
Depreciation and
   Amortization.................         2,474       2,462      2,389      2,475       2,155      2,160      2,203      2,363
Gain on sale of building........             -           -          -          -           -      3,934          -        (10)
Charge for store closing........             -           -          -        500           -          -          -         45
                                     -----------------------------------------------------------------------------------------
Operating income (loss).........         4,590        (795)     5,669      1,547       7,728      4,945      9,592      1,757
Interest expense................           974       1,039      1,026        879         786        668        743        424
                                     -----------------------------------------------------------------------------------------
Income (loss) before income
   taxes........................         3,616      (1,834)     4,643        668       6,942      4,277      8,849      1,333
Provision for income taxes......         1,072        (374)     1,813     (2,511)      2,739      1,683      3,458        924
                                     -----------------------------------------------------------------------------------------
Net income (loss)...............     $   2,544   $  (1,460)  $  2,830  $   3,179   $   4,203   $  2,594  $   5,391   $    409
                                     =========================================================================================
Earnings per share:
  Basic.........................     $   0.38    $   (0.22)  $   0.43  $    0.48   $    0.63   $   0.39  $    0.81   $   0.06
                                     =========================================================================================
  Diluted.......................     $   0.38    $   (0.22)  $   0.42  $    0.42   $    0.60   $   0.36  $    0.73   $   0.05
                                     =========================================================================================

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a $60.0 million Credit Facility with Bankers Trust Company (the "Credit Facility"). The Credit Facility is secured by substantially all of the Company's assets and expires on September 30, 2005. The availability of the revolving line of credit under the Credit Facility is subject to certain inventory-related borrowing base requirements. On January 31, 2003, the Company voluntarily reduced the credit facility from $75.0 million to $60.0 million.

     The indebtedness under the Credit Facility bears interest at variable rates based on LIBOR plus 2.5% or the prime rate plus 1.5% on borrowings. There is an unused line fee of 0.50% per annum on the unused portion of the facility.

     The Credit Facility contains certain customary covenants, including limitations on indebtedness, liens and restricted payments. In addition, the Company is required to satisfy, among other things, certain financial performance criteria including minimum EBITDA requirements, fixed charge coverage ratio, inventory turn ratio and maximum capital expenditure costs. The Company is in compliance with all of its loan covenants.

     During fiscal year 2002, cash flow provided by operations was $19.4 million compared to $23.5 million in fiscal year 2001. Fiscal year 2001 included a $5.4 million increase in working capital, primarily due to the Company's return to normal payment terms with its vendors following its emergence from bankruptcy. Working capital for fiscal year 2002 decreased $0.8 million primarily due to a decrease in cash of $2.7 million and an increase in accrued expenses of $1.4 million, partially offset by an increase in inventory, net of an increase in accounts payable, of $3.4 million. This resulted primarily from an increase in the Company's pack-away inventory (See Note 2. of the Notes to Financial Statements.)

     Cash flows used in investing activities were $6.8 million for fiscal year 2002, which included $11.7 million for capital expenditures offset by net proceeds from the sale of the building in Bronx, NY, of $4.8 million. Capital expenditures include costs for two new stores, store remodels and expansions, systems enhancements and distribution center improvements.

     Cash used in financing activities was $15.3 million for fiscal year 2002, primarily from a repayment of $15.0 million on the Company's 11% senior notes. At the end of fiscal year 2002, the Company had $10.3 million of cash and cash equivalents. Excess cash is invested in a money market and other cash equivalents, primarily commercial paper, with an average S&P rating of AA and an average maturity of 44 days. In addition to the cash and cash equivalents of $10.3 million, the Company had borrowing availability under the Credit Facility of $31.8 million at the end of the fiscal year. Borrowing availability is calculated based on (i) 75% of eligible inventory plus (ii) 85% of eligible accounts receivables less borrowings as defined in the Credit Agreement. The Company believes that cash generated from operations and funds available under the Credit Facility will be sufficient to satisfy its cash requirements through the remainder of the fiscal year.

CONTRACTUAL OBLIGATIONS

     The Company has aggregate contractual obligations of $178.6 million related to debt repayments and operating leases as follows:

                                                                      Fiscal Year
                           ---------------------------------------------------------------------------------------------------
(In thousands)                2003          2004          2005           2006          2007        Thereafter         Total
                           ----------    ----------    ----------     ----------    ----------    ------------     -----------

11% Senior notes            $      -      $      -      $ 11,407       $      -      $      -       $       -       $  11,407
Operating Leases              16,010        15,726        15,573         14,332        13,860          91,701         167,202
                           ----------    ----------    ----------     ----------    ----------    ------------     -----------

Total                       $ 16,010      $ 15,726      $ 26,980       $ 14,332      $ 13,860       $  91,701       $ 178,609
                           ==========    ==========    ==========     ==========    ==========    ============     ===========

(See Note 10. of the Notes to Financial Statements.)

CRITICAL ACCOUNTING POLICIES

     Inventory

     Merchandise inventory is valued at the lower of cost or market as determined by the retail inventory method, which the Company believes approximates fair value. However, certain warehoused inventory, referred to as pack-away inventory, that is not immediately available for sale is valued on a specific cost basis. The pack-away inventory valued on a specific cost basis at February 1, 2003 and February 2, 2002 was $17.2 million and $12.3 million, respectively.

     The Company takes permanent markdowns to reduce prices as goods age. The resulting gross margin reduction is recognized in the period the markdown is recorded.

     Shrinkage is estimated as a percentage of sales for the period from the last physical inventory date to the end of each reporting period. Such estimates are based on experience and recent physical inventory results. Physical inventories are taken twice annually and inventory records are adjusted accordingly.

     Revenue Recognition and Leased Sales

     The Company recognizes revenue when goods are sold, at retail, to customers in its stores. The Company adopted SAB 101 in fiscal year 2000 and sales from leased departments are not reflected in the net sales reported on the Company's statements of operations. Fragrances and furs are leased departments. Gross margin from fragrance and fur sales are shown as revenue from leased departments on the Company's statements of operations. As of 2001, the Company no longer has any leased fur department sales.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

     The Company's outstanding long-term debt as of February 1, 2003 bears interest at a fixed rate of 11%; therefore, the Company's results of operations would only be affected by interest rate changes to the extent that fluctuating rate loans are outstanding under the Company's revolving credit facility.

     A hypothetical 100 basis point increase in interest rates relating to the Company's revolving credit facility for fiscal year 2002 and fiscal year 2001 would have decreased pre-tax income by $62,000 and $136,000, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements are included at the end of this Annual Report on Form 10-K at the pages indicated below:

Report of Independent Auditors...............................................F-2

Consolidated Balance Sheets at February 1, 2003 and February 2, 2002.........F-3

Consolidated Statements of Operations for the fiscal years ended
February 1, 2003 and February 2, 2002 ; the period October 10, 2000 through February 3, 2001; and the period January 30, 2000 through
October 9, 2000..............................................................F-4

Consolidated Statement of Changes in Common Stockholders' Equity for
the fiscal years ended February 1,2003 and February 2, 2002; the period October 10, 2000 through February 3, 2001; and the period
January 30, 2000 through October 9, 2000.....................................F-5

Consolidated Statements of Cash Flows for the fiscal years ended
February 1, 2003 and February 2, 2002; the period October 10, 2000 through February 3, 2001; and the period January 30, 2000 through
October 9, 2000..............................................................F-6

Notes to Financial Statements................................................F-7

Schedule II - Valuation and Qualifying Accounts.............................F-17

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         REGISTRANT

     The Company incorporates by reference herein the sections entitled "Election of Directors" and "Management" in the Company's Proxy Statement to be mailed to stockholders in connection with the Company's 2003 annual meeting.

ITEM 11. EXECUTIVE COMPENSATION

     The Company incorporates by reference herein the section entitled "Management" in the Company's Proxy Statement to be mailed to stockholders in connection with the Company's 2003 annual meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         MANAGEMENT

     The Company incorporates by reference herein the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be mailed to stockholders in connection with the Company's 2003 annual meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company incorporates by reference herein the sections entitled "Certain Relationships and Related Transactions" and "Management" in the Company's Proxy Statement to be mailed to stockholders in connection with the Company's 2003 annual meeting.

ITEM 14. CONTROLS AND PROCEDURES

     The Company conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13(a)-14(c) under the Securities Exchange Act of 1934, as amended, as of a date within 90 days of the filing date of this Annual Report on Form 10-K. Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of the Company's most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of the report.

     (1)  List of Financial Statements

          Report of Independent Auditors
          Consolidated Balance Sheets
          Consolidated Statements of Operations
          Consolidated Statements of Changes in Common Stockholders' Equity Consolidated Statements of Cash Flows
          Notes to Financial Statements

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

          4.2 Amendment #1 to the Credit Agreement, dated June 10, 2002, among Loehmann's Operating Co., as Borrower, the Lenders, and Bankers Trust Company, as Agent, filed as Exhibit 4.1 to Form 10-Q for the quarter ended November 2, 2002 (Commission File No. 0-28410) and incorporated herein by reference.

          4.3 Senior Note Indenture between the Company and United States Trust Company of New York filed as Exhibit T3C to Form T3 (Commission File No. 0-28410) and incorporated herein by reference.

          4.4 Amended Senior Note Indenture dated March 6, 2002 between the Company and United States Trust Company of New York filed as
               Exhibit 4.3 to Form 10-K for the year ended February 2, 2002 (Commission File No. 0-28410) and incorporated herein by reference.

          10.1 Lease Agreement, dated October 6, 1998, by and between Maurice M. Weill, Trustee for Rutherford Property and Loehmann's, Inc. filed as Exhibit 10.6 to the Loehmann's, Inc. Annual Report on Form 10-K for the year ended January 29, 2000 (Commission File No. 0-28410) and incorporated herein by reference.

          10.2 Employment Agreement between Loehmann's Holdings, Inc. and Robert
               N. Friedman, dated as of January 1, 2001, filed as Exhibit 10.2 to the Loehmann's, Inc. Annual Report on Form 10-K for the year ended February 3, 2001 (Commission File No. 0-28410) and incorporated herein by reference.+

          10.3 Amendment to the Employment Agreement between Loehmann's Holdings, Inc. and Robert N. Friedman, dated as of May 10, 2002.+*

          10.4 Employment Agreement between Loehmann's Holdings, Inc. and Robert Glass, dated as of January 1, 2001, filed as Exhibit 10.3 to the Loehmann's, Inc. Annual Report on Form 10-K for the year ended February 3, 2001 (Commission File No. 0-28410) and incorporated herein by reference.+

          10.5 Amendment to the Employment Agreement between Loehmann's Holdings, Inc. and Robert Glass, dated as of May 10, 2002.+*

          10.6 2000 Director Stock Option Plan dated January 10, 2001, filed as
               Exhibit 10.4 to the Loehmann's, Inc. Annual Report on Form 10-K for the year ended February 3, 2001 (Commission File No. 0-28410) and incorporated herein by reference.+

          10.7 Amended and restated 2001 Stock Option Plan dated September 21, 2001.+*

          10.8 2000 Equity Incentive Plan dated September 10, 2000, filed as
               Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Commission File No. 333-85664) and incorporated herein by reference.+

          21   List of Subsidiaries*

          23   Consent of Independent Auditors.*

          99.1 Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

          99.2 Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

__________________
*  Filed herewith
+ Management contract or compensation plan or arrangement required to be noted as provided in Item 14(a) of the Form 10-K rules.

(b)      Reports on Form 8-K
The Company filed a report on Form 8-K, dated April 4, 2003, announcing the Company's financial results for the fiscal year ended February 1, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LOEHMANN'S HOLDINGS, INC.

     Dated:   May 2, 2003              By: /s/ Robert Glass
                                       -----------------------------------------
                                       Robert Glass, Chief Operating
                                       Officer, Chief Financial Officer,
                                       Secretary and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

 Signature                 Title                                       Date


/s/ Robert N. Friedman
------------------------
Robert N. Friedman         Chief Executive Officer and Director   April 28, 2003


/s/ Robert Glass
------------------------
Robert Glass               Chief Operating Officer, Chief
                           Financial Officer and Director         May 2, 2003

/s/ William J. Fox
------------------------
William J. Fox             Co-Chairman and Director               May 2, 2003


/s/ Joseph Nusim
------------------------
Joseph Nusim               Co-Chairman and Director               April 21, 2003


/s/ Carol Gigli Greer
------------------------
Carol Gigli Greer          Director                               April 21, 2003


/s/ Cory Lipoff
------------------------
Cory Lipoff                Director                               April 21, 2003


/s/ Erwin A. Marks
------------------------
Erwin A. Marks             Director                               May 2, 2003

   CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

   I, Robert N. Friedman, certify that:

      1. I have reviewed this annual report on Form 10-K of Loehmann's Holdings, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c)    presented  in  this  annual   report  our   conclusions   about  the
            effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: April 28, 2003                          /s/ Robert N. Friedman
                                                    ----------------------------
                                                    Name:  Robert N. Friedman
                                                    Title: President, Chief
                                                           Executive Officer and
                                                           Director

   CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

   I, Robert Glass, certify that:

      1. I have reviewed this annual report on Form 10-K of Loehmann's Holdings, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c)    presented  in  this  annual   report  our   conclusions   about  the
            effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: April 28, 2003

                                               /s/ Robert Glass
                                               ---------------------------------
                                               Name:  Robert Glass
                                               Title: Chief Operating Officer,
                                                      Chief  Financial  Officer,
                                                      Secretary and Director

                          Index to Financial Statements

                            Loehmann's Holdings, Inc.

                                    Contents



Report of Independent Auditors...............................................F-2

Consolidated Balance Sheets at February 1, 2003 and February 2, 2002.........F-3

Consolidated Statements of Operations for the fiscal years ended
February 1, 2003 and February 2, 2002; the period October 10, 2000 through February 3, 2001; and the period January 30, 2000 through
October 9, 2000..............................................................F-4

Consolidated Statement of Changes in Common Stockholders' Equity for
the fiscal years ended February 1, 2003 and February 2, 2002; the period October 10, 2000 through February 3, 2001; and the period
January 30, 2000 through October 9, 2000 ....................................F-5

Consolidated Statements of Cash Flows for the fiscal years ended
February 1, 2003 and February 2, 2002; the period October 10, 2000 through February 3, 2001; and the period January 30, 2000 through
October 9, 2000..............................................................F-6

Notes to Financial Statements................................................F-7

Schedule II - Valuation and Qualifying Accounts.............................F-17

                    Report of Independent Auditors

The Board of Directors and Stockholders
of Loehmann's Holdings, Inc.

     We have audited the accompanying consolidated balance sheets of Loehmann's Holdings, Inc. as of February 1, 2003 and February 2, 2002 and the related consolidated statements of operations, consolidated statement of changes in common stockholder's equity (deficit) and cash flows for the years ended February 1, 2003 and February 2, 2002, the period from October 10, 2000 to February 3, 2001 (the Successor Company) and the period from January 30, 2000 to October 9, 2000 (the Predecessor Company). Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Loehmann's Holdings, Inc. as of February 1, 2003 and February 2, 2002, and the consolidated results of their operations and their cash flows for the years ended February 1, 2003 and February 2, 2002 the period from October 10, 2000 to February 3, 2001, and of Loehmann's Inc. for the period from January 30, 2000 to October 9, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the financial information set forth therein.

As described in the note entitled "Goodwill and Other Intangible Assets," the Company adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets," effective February 3, 2002.

/s/ Ernst & Young LLP
---------------------
New York, New York
March 11, 2003

                            Loehmann's Holdings, Inc.

                           Consolidated Balance Sheets

                                 (In thousands)

                                                                         February         February
                                                                         1, 2003          2, 2002
                                                                      --------------------------------
Assets
Current assets:
   Cash and cash equivalents                                           $    11,217      $    13,882
   Accounts receivable and other assets                                      5,798            6,003
   Merchandise inventory                                                    51,506           43,972
                                                                      --------------------------------
Total current assets                                                        68,521           63,857

Property, equipment and leaseholds, net                                     45,087           43,362
Deferred debt issuance costs and other assets, net                           1,585            1,493
Deferred tax asset                                                           2,968            2,357
Reorganization value in excess of identifiable assets, net                  15,988           19,381
                                                                      --------------------------------
Total assets                                                           $   134,149      $   130,450
                                                                      ================================

Liabilities and common stockholders' equity
Current liabilities:
   Accounts payable                                                    $    23,603      $    19,427
   Accrued expenses                                                         18,954           17,596
   Accrued interest                                                            354              840
   Income taxes payable                                                      1,351              888
                                                                      ---------------  ---------------
Total current liabilities                                                   44,262           38,751

11% Senior notes due 12/31/2005                                             11,407           26,528

Other noncurrent liabilities                                                 6,195            5,483

Common stockholders' equity:
   Common stock, $0.01 par value, 20,000,000 shares authorized and
     6,659,236 issued and outstanding                                           66               66
   Additional paid-in capital                                               49,934           49,934
   Retained earnings                                                        22,285            9,688
                                                                      --------------------------------
Total common stockholders' equity                                           72,285           59,688
                                                                      --------------------------------
Total liabilities and common stockholders' equity                      $   134,149      $   130,450
                                                                      ================================

The accompanying notes are an integral part of these financial statements.

                            Loehmann's Holdings, Inc.

                      Consolidated Statements of Operations

                      (In thousands, except per share data)

                                                                   Successor Company                       Predecessor
                                                                                                             Company
                                                   --------------------------------------------------     ---------------
                                                    Fiscal Year       Fiscal Year      Period From         Period From
                                                       Ended             Ended         October 10,         January 30,
                                                    February 1,       February 2,        2000 to             2000 to
                                                        2003             2002          February 3,          October 9,
                                                                                           2001                2000
                                                   --------------------------------------------------     ---------------
Net sales                                            $     348,965    $     322,524     $     105,959     $   232,206
Cost of sales                                              214,931          202,923            67,368         150,836
                                                   --------------------------------------------------     ---------------
Gross margin                                               134,034          119,601            38,591          81,370

Revenue from leased departments                              1,455            1,574               758             991
                                                   --------------------------------------------------     ---------------
Operating profit                                           135,489          121,175            39,349          82,361

Selling, general, and administrative expenses              106,465           99,864            31,035          69,424
Depreciation and amortization                                8,881            9,800             2,949           7,078
Gain on sale of building                                     3,924                -                 -               -
Charge for store closing                                        45              500                 -               -
                                                   --------------------------------------------------     ---------------
Operating income                                            24,022           11,011             5,365           5,859

Interest expense, net                                        2,621            3,918             1,186             918
                                                   --------------------------------------------------     ---------------
Income before reorganization costs, income taxes
and extraordinary item                                      21,401            7,093             4,179           4,941

Reorganization costs and fresh start adjustments                 -                -                 -          42,008
                                                   --------------------------------------------------     ---------------
Net income (loss) before income taxes and
extraordinary income                                        21,401            7,093             4,179         (37,067)

Provision for income taxes, net                              8,804                -             1,584             128
                                                   --------------------------------------------------     ---------------
Net income (loss) before extraordinary item                 12,597            7,093             2,595         (37,195)

Extraordinary item - gain on discharge of debt                   -                -                 -          66,050
                                                   --------------------------------------------------     ---------------
Net income applicable to common stock                $      12,597    $       7,093     $       2,595     $    28,855
                                                   ==================================================     ===============

Earnings per share:
   Basic                                             $      1.89      $      1.06       $      0.39
                                                   ==================================================
   Diluted                                           $      1.71      $      1.04       $      0.39
                                                   ==================================================

Weighted average common shares and common share equivalents used in earnings per share calculation:

   Basic                                                     6,659          6,664               6,666
                                                   ==================================================
   Diluted                                                   7,351          6,806               6,666
                                                   ==================================================

   The accompanying notes are an integral part of these financial statements.

                        Loehmann's Holdings, Inc.

    Consolidated Statement of Changes in Common Stockholders' Equity

                  (In thousands, except share amounts)

PREDECESSOR COMPANY                            COMMON STOCK              CLASS B COMMON
                                                                             STOCK
                                        -------------------------  ------------------------  ADDITIONAL
                                         NUMBER OF      AMOUNT      NUMBER OF     AMOUNT       PAID-IN       ACCUMULATED   TOTALS
                                           SHARES                    SHARES                    CAPITAL         DEFICIT
                                        --------------------------------------------------------------------------------------------
Balances as of January 29, 2000            9,053,967   $      90       26,087    $     142    $    81,760    $ (110,840)  $ (28,848)
Fresh start adjustments                   (9,053,967)        (90)     (26,087)        (142)       (81,760)       81,985          (7)
Net income for the period ending
  October 9, 2000                                  -           -            -            -              -        28,855      28,855
                                        --------------------------------------------------------------------------------------------
Balances as of October 9, 2000                     -   $       -            -    $       -    $         -    $        -   $       -
                                        ============================================================================================



SUCCESSOR COMPANY                                                   COMMON STOCK
                                                             -------------------------     ADDITIONAL
                                                              NUMBER OF                     PAID-IN    ACCUMULATED
                                                                SHARES          AMOUNT      CAPITAL      DEFICIT     TOTALS
                                                             -----------------------------------------------------------------
Balances as of October 10, 2000                                       --         $  --   $       --      $    --     $     --
Distribution of new common shares                              6,666,666            66       49,934           --       50,000
Net income for the 117-day period ended February 3, 2001              --            --           --        2,595        2,595
                                                               --------------------------------------------------------------
Balances as of February 3, 2001                                6,666,666            66       49,934        2,595       52,595
Adjustment to new common shares distributed                       (2,310)           --           --           --           --
Net Income for the fiscal year ended February 2, 2002                 --            --           --        7,093        7,093
                                                               --------------------------------------------------------------
Balances as of February 2, 2002                                6,664,356            66       49,934        9,688       59,688
Adjustment to new common shares distributed                       (5,120)           --           --           --           --
Net Income for the fiscal year ended February 1, 2003                 --            --           --       12,597       12,597
                                                               ==============================================================
Balances as of February 1, 2003                                6,659,236         $  66    $  49,934     $ 22,285     $ 72,285
                                                               ==============================================================

   The accompanying notes are an integral part of these financial statements.

                            Loehmann's Holdings, Inc.

                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                                          Predecessor
                                                                     Successor Company                      Company
                                                         -------------------------------------------     --------------
                                                                                       Period from        Period from
                                                          Fiscal Year    Fiscal Year   October 10,        January 30,
                                                             Ended          Ended        2000 to            2000 to
                                                          February 1,    February 2,    February          October 9,
                                                             2003           2002         3, 2001             2000
                                                         -------------------------------------------     --------------
Cash flows from operating activities:
Net income                                                 $   12,597     $    7,093    $    2,595         $   28,855
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                              8,881          9,800         2,949              7,078
     Non-cash PIK interest on 11% senior notes                      -          1,528             -                  -
     (Increase) in deferred tax asset                            (611)        (2,357)            -                  -
     Adjustments to reorganization value                        3,393           (694)            -                  -
     Charge for store closing                                     401            500             -                  -
     Gain on sale of building                                  (3,924)             -             -                  -
     Reorganization items                                           -              -             -              8,446
     Gain on discharge of debt in bankruptcy                        -              -             -            (66,050)
     Fresh start adjustments                                        -              -             -             21,382
     Changes in assets and liabilities:
       Accounts receivable and other assets                       205           (221)        1,665             (1,832)
       Merchandise inventory                                   (7,534)         1,759         9,239             (9,778)
       Accounts payable                                         4,176          7,307        (4,694)            10,229
       Accrued expenses                                         1,357         (1,118)       (4,253)             1,560
       Accrued income taxes                                       463           (783)        1,671                  -
       Accrued interest                                          (486)           (91)          931                  -
                                                         -------------------------------------------     --------------
Net change in current assets and liabilities                   (1,819)         6,853         4,559                179
Net change in other noncurrent assets and liabilities             505            749           433               (111)
                                                         -------------------------------------------     --------------
Total adjustments                                               6,826         16,379         7,941            (29,076)
                                                         -------------------------------------------     --------------
Net cash provided by (used in) operations                      19,423         23,472        10,536               (221)

Cash flows from investing activities:
Capital expenditures                                          (11,656)        (4,609)       (2,731)            (2,956)
Net proceeds from sale of building                              4,839              -             -                  -
                                                         -------------------------------------------     --------------
Net cash used in investing activities                          (6,817)        (4,609)       (2,731)            (2,956)
                                                         -------------------------------------------     --------------
Cash flows from financing activities:
Payments on 11% senior notes                                  (15,121)             -             -                  -
Payments on DIP credit agreement                                    -              -             -             (9,120)
(Payments) borrowings on revolving credit facility, net             -         (6,568)       (9,177)            15,745
Other financing activities, net                                  (150)             -           (75)            (1,643)
                                                         -------------------------------------------     --------------
Net cash (used in) provided by financing activities           (15,271)        (6,568)       (9,252)             4,982
                                                         -------------------------------------------     --------------
Net (decrease) increase in cash and cash equivalents           (2,665)        12,295        (1,447)             1,805
Cash and cash equivalents at beginning of period               13,882          1,587         3,034              1,229
                                                         -------------------------------------------     --------------
Cash and cash equivalents at end of period                 $   11,217     $   13,882    $    1,587         $    3,034
                                                         ===========================================     ==============
Supplemental disclosure of cash flow information
Cash interest paid during the period                       $    3,245     $    2,414    $      305         $      975
                                                         ===========================================     ==============
Cash paid (refunded) for income taxes during the period    $    4,219     $    3,415    $      (87)        $      128
                                                         ===========================================     ==============

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

FISCAL YEAR - The Company follows the standard fiscal year of the retail industry, which is a 52 or 53-week period ending on the Saturday closest to January 31. The fiscal year ended February 1, 2003 ("Fiscal Year 2002") had 52 weeks; the fiscal year ended February 2, 2002 ("Fiscal Year 2001") had 52 weeks; the fiscal year ended February 3, 2001 ("Fiscal Year 2000") had 53 weeks.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid marketable securities purchased with an original maturity of three months or less to be cash and cash equivalents.

MERCHANDISE INVENTORY - Merchandise inventory is valued at the lower of cost or market as determined by the retail inventory method, which the Company believes approximates fair value. However, certain inventory that is not immediately available for sale, referred to as "pack-away", is valued on a specific cost basis. The pack-away inventory valued on a specific cost basis at February 1, 2003 and February 2, 2002 was $17.2 million and $12.3 million, respectively.

REVENUE RECOGNITION - The Company recognizes revenue when goods are sold, at retail, to customers in its stores. The Company has adopted SAB 101 in fiscal year 2000 and sales of leased departments are not reflected in the net sales reported on the Company's statements of operations. This reclassification had no effect on the Company's net income or loss for any period.

LEASED DEPARTMENT SALES - Fragrances and furs are leased departments. In accordance with the adoption of SAB 101, gross margin from fragrance and fur sales is shown as revenue from leased departments on the Company's statements of operations.

ADVERTISING EXPENSE - The cost of advertising is expensed as incurred. Advertising costs were $10.9 million, $10.7 million, and $10.6 million during fiscal years 2002, 2001, and 2000, respectively.

DEPRECIATION AND AMORTIZATION - Building and furniture, fixtures and equipment are depreciated on a straight-line basis over their estimated useful lives. Leasehold interests represent the beneficial value of operating leases as determined by an independent appraisal of the individual leases at the date such

                            Loehmann's Holdings, Inc.

                          Notes to Financial Statements


leases were acquired by the Company and such amounts are amortized on a straight-line basis over the related lease term. Leasehold improvements are amortized on a straight-line basis over the shorter of the related lease terms or their useful life.

PRE-OPENING COSTS - Expenses incurred in connection with the opening of new stores are expensed in the fiscal quarter in which the store opens. There were $0.4 million in pre-opening costs in fiscal year 2002 compared to no pre-opening costs incurred in fiscal years 2001 and 2000.

REORGANIZATION VALUE IN EXCESS OF IDENTIFIABLE ASSETS - As part of the Company's emergence from bankruptcy, the Company's reorganization value was established at $75 million. In allocating the reorganization value, the Company's assets were recorded at their assumed fair value with the excess of the reorganization value over the value of identifiable assets reported as "reorganization value in excess of identifiable assets." This asset was being amortized over 25 years through fiscal year 2001. The accumulated amortization at February 2, 2002 and February 3, 2001 was $1.0 million and $0.2 million respectively. Beginning in Fiscal Year 2002, the asset was no longer amortized in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (See Note 13. Recent Accounting Pronouncements to the Financial Statements).

DEFERRED DEBT ISSUANCE COSTS - Deferred debt issuance costs are amortized over the terms of the related debt agreement. Deferred debt issuance costs were $1.4 million and $1.2 million at February 1, 2003 and February 2, 2002. Amortization expense for fiscal years 2002, 2001, and 2000 amounted to $0.3 million, $0.2 million and $0.5 million, respectively. Total accumulated amortization was $0.6 million at February 1, 2003 and $0.3 million at February 2, 2002.

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

NET INCOME PER SHARE OF COMMON STOCK - Basic earnings per share ("EPS") is determined by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is determined by dividing net income by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the period. The Company's Common Stock was distributed following the Company's emergence from bankruptcy on October 10, 2000. No EPS calculations are shown for periods prior to the distribution of the new shares.

In September 2002, the Company's Board of Directors declared a dividend in the nature of a 2-for-1 stock split of the Company's common stock. All share and per share amounts have been retroactively restated to reflect the impact of the stock split.

STOCK-BASED COMPENSATION - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value

                            Loehmann's Holdings, Inc.

                          Notes to Financial Statements


based method of accounting for stock-based employee compensation. The Company has not adopted a method under SFAS No. 148 to expense stock options but rather continues to follow APB 25 and related interpretations in accounting for stock options and accordingly, has recognized no compensation expense with respect to options granted to key employees or options granted to non-employee directors. Had compensation cost been determined based upon the fair value at grant date for awards consistent with the methodology prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per share would have been the pro forma amounts indicated below:

                                                  2002            2001
                                                  ----            ----

(In thousands, except per share data)

Net income - as reported                        $   12.6        $   7.1
Less total stock-based employee
  compensation expense under the fair
  value method, net of tax                           1.5            0.1
                                                --------        -------
Net income - pro forma                          $   11.1        $   7.0
                                                ========        =======
Net income per share:
Basic - as reported                             $   1.89       $   1.06
Basic - pro forma                                   1.67           1.05
Diluted - as reported                               1.71           1.04
Diluted - pro forma                             $   1.51       $   1.03

(See Note 9.  Stock Option Plans to the Financial Statements).

RECLASSIFICATION - Certain items in Fiscal Year 2001 have been reclassified to present them on a basis consistent with later periods.

3.    CHAPTER 11 PROCEEDINGS AND BASIS OF PRESENTATION

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

                            Loehmann's Holdings, Inc.

                          Notes to Financial Statements


      Under the Amended POR, Loehmann's Holdings, Inc. was formed and distributed 6,659,236 shares of common stock, par value $0.01 per share (the "New Common Stock"), and $25,000,000 of New Senior Notes to the general unsecured creditors of Loehmann's, Inc. The 6,659,236 shares of common stock reflect the Company's subsequent dividend in the nature of a 2-for-1 stock split. Distributions to the general unsecured creditors of Loehmann's, Inc. were made in New Common Stock or in a combination of New Common Stock and New Senior Notes depending on the elections made by the holders of general unsecured claims. Under the Amended POR, no stockholders and option holders of Loehmann's, Inc. common stock received any distribution.

4.    INCOME TAXES

      Provision for federal, state and local income taxes consisted of the following:


                        --------------------------------------------------------------------------------------------------
                              FEBRUARY 1, 2003                  February 2, 2002                  February 3, 2001
                        --------------------------------------------------------------------------------------------------
                          CURRENT         DEFERRED          Current          Deferred          Current           Deferred
                        ------------    --------------    ------------     ------------    -------------     -------------
Federal                     $ 5,815           $ 1,345          $1,093        $ (1,251)          $ 1,463       $        --

State and local               1,494               150             364            (206)              121                --
                        ------------    --------------    ------------     -------------    ------------     -------------
                            $ 7,309           $ 1,495          $1,457        $ (1,457)          $ 1,584       $        --
                        ============    ==============    ============     ============    =============     =============


      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. At February 1, 2003 and February 2, 2002, the Company had deferred tax assets and deferred tax liabilities as follows:

                                                 FEBRUARY          February
                                                  1, 2003          2, 2002
                                              ----------------  ---------------
  (In thousands)

  Deferred tax assets:
     Net operating loss carryforwards          $      4,745      $      6,330
     Depreciation and amortization                      299             1,274
     Store closing reserve                              110               304
     Capitalization of inventory expenses               512               508
     Deferred rent                                    2,305             1,980
     Other, net                                           -               711
                                               -------------    -------------
  Gross deferred tax assets                           7,971            11,107

  Less: Valuation allowance                          (4,745)           (8,750)
                                               -------------    -------------
  Deferred tax assets, net                            3,226             2,357

  Deferred tax liabilities:
  Other                                                 258                --
                                               -------------    -------------
  Net deferred tax assets                      $      2,968      $      2,357
                                               =============    =============

                            Loehmann's Holdings, Inc.

                          Notes to Financial Statements

      Following is a reconciliation of the statutory federal income tax rate and the effective income tax rate application to earnings before income taxes:


                                                                 FEBRUARY        February        February
                                                                  1, 2003         2, 2002         3, 2001
                                                                ------------   --------------  ------------
      Statutory tax rate                                            35.0%          35.0%            35.0%
      Realization of predecessor company NOL carryforward             --          (33.2)            (4.7)
      Reversal of post-emergence tax reserve                          --          (12.7)              --
      Goodwill                                                        --            3.9              8.3
      State taxes                                                    5.9            3.3              3.3
      Other, net                                                     0.2            3.7             (2.9)
                                                                  ------         ------            -----
           Effective tax rate                                       41.1%           0.0%            39.0%
                                                                  ======         ======            =====

      At February 1, 2003, the Company had a net operating loss carryforward of approximately $11.7 million for regular tax purposes. Net operating losses begin to expire in 2019 and future years. As a result of successive ownership changes, the availability of NOL carryforwards to offset future income is subject to an annual limitation of $2.8 million in accordance with Internal Revenue Code
Section 382. To the extent that an annual NOL limitation is not used, it is carried forward to future years.

5.    DEBT

      The Company's long-term debt consists of:

                                             FEBRUARY            February
                                             1, 2003              2, 2002
                                         -----------------    ----------------
 (In thousands)
 11% Senior notes, due 2005 (a)            $      11,407        $      26,528
                                         -----------------    ----------------
 Total Debt                                $      11,407        $      26,528
                                         =================    ================


(a) The 11% Senior notes due 2005 were issued under the Senior Note Indenture between Loehmann's Holdings, Inc. and Bank of New York, the trustee, dated October 10, 2000. In the initial distribution to creditors, $25.0 million of notes were issued to those general unsecured creditors of Loehmann's, Inc. who elected to receive the 11% Senior notes as part of their distribution. Interest on the 11% Senior notes is payable as follows: (1) the first payment of interest was due on April 30, 2001 and paid through the addition of such interest to the accreted value of the 11% Senior notes on April 30, 2001; (2) thereafter, the Company has the option to pay interest on the 11% Senior notes on each interest payment date either in cash or through the issuance of additional 11% Senior notes on the applicable interest payment date; provided that the Company is required to pay interest on the 11% Senior notes in cash on any particular interest payment date if, as of such interest payment date, the Company would have had, on a pro forma basis, positive free cash flow as defined in the Credit Facility agreement. In November 2002, the Company redeemed $15.0 million of the 11% Senior notes.

                            Loehmann's Holdings, Inc.

                          Notes to Financial Statements


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
                                                           =====================

7.    PROPERTY, EQUIPMENT AND LEASEHOLDS, NET

      Property, equipment and leaseholds are recorded at cost less accumulated depreciation and amortization. The components of property, equipment and leaseholds are as follows:


                                                         USEFUL          FEBRUARY          February
                                                          LIVES          1, 2003           2, 2002
                                                     --------------------------------------------------
      (In thousands)                                   (In years)
      Building                                               20        $        -         $    9,031
      Furniture, fixtures and equipment                     3-8            38,254             40,423
      Leasehold interests                                  5-29            31,546             34,003
      Leasehold improvements                               5-29            43,541             38,704
                                                                     -----------------  ---------------
      Total property, equipment and leaseholds                            113,341            122,161

      Accumulated depreciation and amortization                           (68,254)           (78,799)
                                                                     -----------------  ---------------
      Property, equipment and leaseholds, net                          $   45,087         $   43,362
                                                                     =================  ===============

                            Loehmann's Holdings, Inc.

                          Notes to Financial Statements


8.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:


                                                                                                           Period From
                                                                                                           October 10,
                                                                                                             2000 to
                                                                       FEBRUARY          February          February 3,
                                                                       1, 2003            2, 2002             2001
                                                                    ---------------    --------------     --------------
NUMERATOR
Net income                                                            $    12,597        $    7,093         $     2,595
                                                                    ---------------    --------------     --------------
Numerator for basic and diluted income per share                           12,597             7,093               2,595
                                                                    ===============    ==============     ==============
DENOMINATOR
Denominator for basic income per share--weighted average shares             6,659             6,664               6,666
Effect of dilutive securities:
    Employee & Director stock options                                         692               142                   -
                                                                    ---------------    --------------     --------------
Denominator for diluted per share--adjusted weighted average
   shares and assumed conversions                                           7,351             6,806               6,666
                                                                    ===============    ==============     ==============

Income per share:
    Basic                                                             $      1.89       $      1.06         $      0.39
                                                                    ===============    ==============     ==============
    Diluted                                                           $      1.71       $      1.04         $      0.39
                                                                    ===============    ==============     ==============

9.    STOCK OPTION PLANS

      All stock options and stock option prices reflect a dividend of one share of common stock for each outstanding share of common stock, which the Company paid in the fiscal year ended February 1, 2003.

      2000 Equity Incentive Plan

      Upon the Company's emergence from bankruptcy, the Company adopted an Equity Incentive Plan (the "2000 Equity Incentive Plan") for management or key employees. 850,000 shares of the Company's new common stock were reserved for future issuance upon the exercise of stock options granted or to be granted pursuant to such plan. The number of shares available for grant under the 2000 Equity Incentive Plan was subsequently reduced by 325,000 shares, leaving a balance available for grant of 525,000 shares.

      As of February 1, 2003, options have been granted under the 2000 Equity Incentive Plan for 438,500 shares to key employees (the "Participants") These options have a term of five years from the date of grant and become exercisable three years from the date of grant, provided the Participant is still employed on that date. As of February 1, 2003, there were 86,500 shares available for future grant.

      Along with the grant of the option, certain Participants may become entitled to a cash award under an Incentive Award Program (the "Award Program") subject to an adjustment based on the value of the options on August 30, 2004. The cash award is based on a percentage of the Participant's base salary in the year 2001, provided that the Company's cumulative EBITDA for the fiscal years 2001, 2002 and 2003 exceeds $60 million with a minimum EBITDA in any of the three fiscal years of $17 million. The cash award is reduced by an amount equal to (a) the difference between (i) the closing market price of the common stock

                            Loehmann's Holdings, Inc.

                          Notes to Financial Statements


on August 30, 2004 and (ii) the exercise price multiplied by (b) the number of shares exercisable under the option. The cash award is payable on August 31, 2004 provided that the Participant is still employed by the Company.

      2001 Stock Option Plan

      On April 17, 2001, the Board of Directors adopted the 2001 Stock Option Plan, which was subsequently approved by a vote of the stockholders on September 21, 2001. On June 26, 2002 the Board of Directors approved an amendment to the 2001 Stock Option Plan to increase the number of shares of common stock available under the Plan to 1,200,000. Such amendment was approved by a vote of the stockholders on September 10, 2002. As of February 1, 2003, options have been granted under the 2001 Stock Option Plan for 700,000 shares to key employees. Of these shares, 300,000 vested in fiscal year 2002 and 100,000 shares vest in each of the fiscal years 2003 through 2006. The term of each of the grants is ten years. As of February 1, 2003, there were 500,000 shares available for future grant.

      2000 Director Option Plan

      On January 10, 2001, the Company's Board of Directors adopted a stock option plan for the Company's non-employee directors (the "2000 Director Option Plan"). Under the terms of the 2000 Director Option Plan, the options granted may not exceed 400,000 shares. Options are immediately exercisable in whole or in part and have a ten year term subject to early termination as provided in the 2000 Director Option Plan. As of February 1, 2003, options have been granted under the 2000 Director Option Plan for 228,000 shares to directors and there were 172,000 shares available for future grant.

      The following information pertains to the Company's stock option plans:


            FISCAL YEAR ENDED                   FEBRUARY 1, 2003            FEBRUARY 2, 2002            FEBRUARY 3, 2001
                                                ----------------            ----------------            ----------------
                                                           WEIGHTED                    WEIGHTED                    WEIGHTED
                                                            AVERAGE                    AVERAGE                     AVERAGE
                                                           EXERCISE                    EXERCISE                    EXERCISE
                                               SHARES        PRICE         SHARES       PRICE        SHARES         PRICE
                                              ------------------------------------------------------------------------------
     Outstanding options, beginning of year     594,500   $   2.80        525,000     $   7.50             --     $     --
     Granted                                    822,500       7.39        600,500         2.80        525,000         7.50
     Canceled                                    50,500       3.04        531,000         7.45             --           --
     Exercised                                       --         --             --           --             --           --
                                              ------------------------------------------------------------------------------
     Outstanding options, end of year         1,366,500   $   5.55        594,500     $   2.80        525,000     $   7.50
                                              ==============================================================================
     Options exercisable, end of year           528,000   $   5.14        200,000     $   2.60        131,250     $   7.50
                                              ==============================================================================
     Options available for future grant         758,500        N/A        730,500          N/A        725,000          N/A
                                              ==============================================================================


      The Company has elected to follow APB 25 and related interpretations in accounting for stock options and accordingly, has recognized no compensation expense with respect to options granted to key employees or options granted to non-employee directors. Had compensation cost been determined based upon the fair value at grant date for awards consistent with the methodology prescribed

                            Loehmann's Holdings, Inc.

                          Notes to Financial Statements


by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per share for the fiscal year ended February 1, 2003 would have decreased to $11.1 million or $1.51 per diluted share from a reported net income of $12.6 million or $1.71 per diluted share, respectively. The options granted to directors on February 27, 2001 were granted at a price determined by the Board of Directors to be equal to the fair market value of such shares based upon trading in shares of the Company's stock at the time of grant.

      The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002: risk-free interest rates of 5.02%, expected life of 4 years, expected volatility of 91.4% and dividend yield of 0%. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

10.   COMMITMENTS AND CONTINGENCIES

      The Company is the lessee under various long-term operating leases for store locations and equipment rentals for up to 29 years, including renewal options. The leases typically provide for three five-year renewals that are automatic unless the Company elects to terminate the lease. Rent expense related to these leases amounted to $16.3 million, $15.0 million and $14.5 million for the fiscal years 2002, 2001 and 2000, respectively.

         Future minimum payments for the operating leases consisted of the following at February 1, 2003:

          (In thousands)
          2003                               $16,010
          2004                                15,726
          2005                                15,573
          2006                                14,332
          2007                                13,860
          Thereafter                          91,701
                                      ---------------
          Total                             $167,202
                                      ===============

      The Company is involved in litigation arising in the normal course of business. In the opinion of management, the expected outcome of litigation will not have a material adverse effect on the Company's financial position.

11.   CHARGE FOR STORE CLOSINGS

      During fiscal 2002, the Company decided to open a new store in E. Hanover, NJ in 2003 and close its existing store in Florham Park, NJ. The charge for store closing consisted of write-offs of property, plant and equipment, costs associated with net lease obligations and other expenses of $0.3 million. Additionally, the Company recorded a recovery of expenses, of approximately $0.2

                            Loehmann's Holdings, Inc.

                          Notes to Financial Statements


million, related to the $0.5 million charge for the Denver, CO store closing in 2001, resulting in a net charge for store closing in fiscal 2002 of $0.1 million.

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

12.   EMPLOYEE BENEFIT PLANS

      In October 1996, the Company established a defined contribution retirement savings plan (401 (k)) covering all eligible employees. The plan allows participants to defer a portion of their annual compensation and receive a matching employer contribution on a portion of that deferral. During fiscal years 2002, 2001 and 2000, the Company recorded contributions of $0.2 million, $0.2 million and $0.3 million, respectively, to the plan.

13.   RECENT ACCOUNTING PRONOUNCEMENTS

      The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,' in April 2002. This statement addresses the determination as to whether a transaction should be reported as an extraordinary item or reported in normal earnings. The Company expects that the adoption of SFAS 145 during fiscal 2003 will have no impact on the Company's financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective for disposal activities initiated after December 31, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized, at fair value, when the liability is incurred rather than at the time an entity commits to a plan. The Company did not incur any new liability related to a disposal cost or exit activity between adoption of this statement on January 1, 2003, and the end of the fiscal year on February 1, 2003. The Company does not expect the adoption of SFAS No. 146 to have a significant impact on its results of operations or financial position.

      The Emerging Issues Task Force released Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor" in November 2002, applicable to fiscal years beginning after December15, 2002. The Company records vendor allowances and discounts in the income statement when the purpose for which those monies were designated is fulfilled. As such, the Company does not expect the release to have a significant effect on its results of operations or financial position.

Schedule II

                            LOEHMANN'S HOLDINGS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


            Column A                       Column B               Column C           Column D       Column E

                                                                 Additions
                                                       ----------------------------
                                           Balance at     Charged to    Charged to
                                          Beginning of     Cost and       Other                    Balance at
           Description                       Period        Expense       Accounts   Deductions   End of Period
        Year ended February 1, 2003
        ---------------------------
        Reserve for Store Closings            $  774       $  285       $    0       $  744       $  315


        Year ended February 2, 2002
        ---------------------------
        Reserve for Store Closings            $1,159       $  500       $    0       $  885       $  774


        Year ended February 3, 2001
        ---------------------------

        Reserve for Store Closings            $    0       $1,249       $    0       $   90       $1,159
      ---------------------------------------------------------------------------------------------------------