Form 10-Q
period 2003-05-03
LOEHMANNS HOLDINGS INC
filed 2003-06-17
CIK 843081

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended May 3, 2003.

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

                            Yes  X                  No _
                                 -

Below are indicated the number of shares outstanding of each of the registrant's classes of common stock.

                Class                           Outstanding at June 16, 2003
                ------                          ----------------------------
Common Stock, $.01 par value per share                  6,659,236

                            Loehmann's Holdings, Inc.

                                    CONTENTS


PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets--May 3, 2003, February 1, 2003 (Audited), and May 4, 2002.................    2

Consolidated Statements of Operations--Quarters ended May 3, 2003 and May 4, 2002.....................    3

Consolidated Statements of Cash Flows--Quarters ended May 3, 2003 and May 4, 2002.....................    4

Notes to Consolidated Financial Statements...........................................................     5

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition.....................................................................     6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................     8

Item 4.  Controls and Procedures.....................................................................     9

PART II--OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................................................     9

Signature............................................................................................    10

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act.....................................    11

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            Loehmann's Holdings, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)


                                                                          MAY 3,        February 1,        May 4,
                                                                           2003            2003             2002
                                                                           ----            ----             ----
                                                                       (Unaudited)       (Audited)       (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                              $  1,525        $ 11,217        $ 13,545
   Accounts receivable and other assets                                      7,677           5,798           6,482
   Merchandise inventory                                                    64,070          51,506          50,927
                                                                          --------        --------        --------
Total current assets                                                        73,272          68,521          70,954

Property, equipment and leaseholds, net                                     45,519          45,087          42,446
Deferred financing fees and other assets, net                                1,514           1,585           1,293
Deferred tax asset                                                           2,968           2,968           2,357
Reorganization value in excess of identifiable assets, net                  15,988          15,988          19,381
                                                                          --------        --------        --------
Total assets                                                              $139,261        $134,149        $136,431
                                                                          ========        ========        ========

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                                       $ 24,370        $ 23,603        $ 20,899
   Revolving credit facility                                                 3,573              --              --
   Accrued expenses                                                         17,857          19,308          17,439
   Current portion of long-term debt                                         5,700              --              --
   Income taxes payable                                                        683           1,351           2,158
                                                                          --------        --------        --------
Total current liabilities                                                   52,183          44,262          40,496

11% Senior notes due December 2005                                           5,707          11,407          26,407

Other noncurrent liabilities                                                 6,334           6,195           5,637

Common stockholders' equity:

   Common stock, $0.01 par value, 20,000,000 shares authorized and
     6,659,236 issued and outstanding                                           66              66              66
   Additional paid-in capital                                               49,934          49,934          49,934
   Retained earnings                                                        25,037          22,285          13,891
                                                                          --------        --------        --------
Total common stockholders' equity                                           75,037          72,285          63,891
                                                                          --------        --------        --------
Total liabilities and common stockholders' equity                         $139,261        $134,149        $136,431
                                                                          ========        ========        ========

The accompanying notes are an integral part of these financial statements.

                            Loehmann's Holdings, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)


                                                          QUARTER ENDED MAY      Quarter ended May
                                                               3, 2003                4, 2002
                                                          -----------------      -----------------
Net sales                                                      $90,428                 $93,397
Cost of sales                                                   54,001                  56,536
                                                               -------                 -------
Gross profit                                                    36,427                  36,861

Revenue from leased departments                                    329                     282
                                                               -------                 -------
Operating profit                                                36,756                  37,143

Selling, general, and administrative expenses                   29,246                  27,260
Depreciation and amortization                                    2,345                   2,155
                                                               -------                 -------
Operating income                                                 5,165                   7,728

Interest expense, net                                              458                     786
                                                               -------                 -------
Income before income taxes                                       4,707                   6,942

Provision for income taxes, net                                  1,955                   2,739
                                                               -------                 -------
Net income applicable to common stock                          $ 2,752                 $ 4,203
                                                               =======                 =======

Earnings per share:
Basic

   Earnings per share                                          $  0.41                 $  0.63
                                                               =======                 =======
   Weighted average shares outstanding                           6,659                   6,664
                                                               =======                 =======
Diluted

   Earnings per share                                          $  0.37                 $  0.60
                                                               =======                 =======
   Weighted average shares outstanding                           7,510                   6,986
                                                               =======                 =======


   The accompanying notes are an integral part of these financial statements.

                            Loehmann's Holdings, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)



                                                                            QUARTER ENDED                Quarter ended
                                                                             MAY 3, 2003                  May 4, 2002
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                                    $  2,752                     $  4,203
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
     Depreciation and amortization                                               2,345                        2,155
     Gain on disposal of assets                                                     (5)                          --
     Changes in current assets and liabilities:
       Accounts receivable and other assets                                     (1,879)                      (1,697)
       Merchandise inventory                                                   (12,564)                      (6,955)
       Accounts payable                                                            767                        1,472
       Accrued expenses                                                         (1,451)                         218
       Income taxes payable                                                       (668)                       1,271
                                                                              --------                     --------
     Net changes in current assets and liabilities                             (15,795)                      (5,691)

     Net change in other noncurrent assets and liabilities                         139                          174
                                                                              --------                     --------
Total adjustments, net                                                         (13,316)                      (3,362)
                                                                              --------                     --------
Net cash (used in) provided by operating activities                            (10,564)                         841
                                                                              --------                     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                            (2,701)                      (1,178)
                                                                              --------                     --------
Net cash used in investing activities                                           (2,701)                      (1,178)
                                                                              --------                     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under the credit facility                                             3,573                           --
                                                                              --------                     --------
Net cash provided by financing activities                                        3,573                           --
                                                                              --------                     --------

Net decrease in cash and cash equivalents                                       (9,692)                        (337)
Cash and cash equivalents at beginning of period                                11,217                       13,882
                                                                              --------                     --------
Cash and cash equivalents at end of period                                    $  1,525                     $ 13,545
                                                                              ========                     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash interest paid during period                                              $    752                     $  1,572
                                                                              ========                     ========
Cash taxes paid during period                                                 $  2,622                     $  1,466
                                                                              ========                     ========

The accompanying notes are an integral part of these financial statements.

                            Loehmann's Holdings, Inc.
                   Notes to Consolidated Financial Statements

1.   BASIS OF PRESENTATION

         The balance sheet at May 3, 2003 and the statements of operations and cash flows for the quarter ended May 3, 2003 include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation.

         The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosure normally included in financial statements required by generally accepted accounting principles have been omitted. Operating results for the quarter ended May 3, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2004. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes for the fiscal year ended February 1, 2003 included in the Company's Annual Report on Form 10-K for such year.

2.   RECLASSIFICATION

         Certain items in fiscal year 2002 have been reclassified to present them on a basis consistent with later periods.

3.   INCOME TAXES

         Income taxes are provided for under the liability method using an effective tax rate of 41%.

4.   USE OF ESTIMATES

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States for interim financial information requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from the estimates.

5.   SUBSEQUENT EVENT

         On June 9, 2003, the Company redeemed $5.7 million of its 11% Senior Notes due December 2005. These notes have been reclassified as current portion of long-term debt on the Company's balance sheet at May 3, 2003.

6.   STOCK-BASED COMPENSATION

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS" 148), which amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has not adopted a method under SFAS 148 to expense stock options but rather continues to follow APB 25 and related interpretations in accounting for stock options and accordingly, has recognized no compensation expense with respect to options granted to key employees or options granted to non-employee directors. Had compensation cost been determined based upon the fair value at grant date for awards consistent with the methodology prescribed by SFAS 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per share would have been the pro forma amounts indicated below:

                                              May 3, 2003       May 4, 2002
                                              -------------    ---------------
(In thousands, except per share data)

Net income - as reported                        $   2.8           $   4.2
                                                --------          --------

Less total stock-based employee
compensation expense under the fair
value method, net of tax                            0.6               0.2
                                                --------          --------

Net income - pro forma                              2.2               4.0
                                                ========          ========
Net income per share:
Basic - as reported                             $   0.41          $   0.63
Basic - pro forma                                   0.33              0.60
Diluted - as reported                               0.37              0.60
Diluted - pro forma                                 0.29              0.57

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - COMPARISON OF THE QUARTERS ENDED MAY 3, 2003 AND MAY 4, 2002

         Comparable store sales (stores that were in operation for both periods) decreased by 7.7 % for the quarter ended May 3, 2003 compared to the same period in fiscal 2002. Net sales for the quarter ended May 3, 2003 were $90.4 million as compared to $93.4 million for the comparable period in the prior year. Sales for the quarter were adversely impacted by a reduction in customer traffic prompted primarily by unseasonably cold weather (particularly in the Northeast which accounts for approximately 45% of our business), a weak economy and the war in Iraq. The decrease of $3.0 million is attributable to (i) the comparable store sales decrease of $7.0 million, (ii) an increase of $6.4 million in sales related to five new stores and (iii) a decrease of $2.4 million in sales related to three closed stores.

         Gross profit percentage increased to 40.3% from 39.5% in the prior year period. The increase in gross profit percentage was due primarily to strong full-price sell through in the current quarter. Gross profit for the quarter ended May 3, 2003 was $36.4 million as compared to $36.9 million for the same period in the prior year.

         Selling, general and administrative expenses, as a percentage of net sales, for the quarter ended May 3, 2003, increased to 32.3% from 29.2% in the prior period. Selling, general and administrative expenses increased to $29.2 million from $27.3 million in the prior period. The increase of $1.9 million was primarily due to (i) $2.2 million of expenses related to the five new stores opened within the past nine months and (ii) an increase of $0.4 million is advertising expenses incurred at stores open for at least a year. This increase is partially offset by a $0.5 million reduction in expenses due to the closing of three stores. Included in the $2.2 million in new store expenses were $0.6 million of one-time pre-opening expenses for the three stores opened in the current quarter.

         Depreciation and amortization expense for the quarter ended May 3, 2003, was $2.3 million as compared to $2.2 million for the same period in the prior year.

         As a result of the items explained above, operating income decreased by $2.6 million to $5.2 million, or 5.7% of sales, in the quarter ended May 3, 2003 as compared to operating income of $7.7 million, or 8.3% of sales, in the quarter ended May 4, 2002.

         Net interest expense for the quarter ended May 3, 2003 was $0.5 million as compared to $0.8 million for the same period in the prior year. In November 2002, the Company redeemed $15.0 million of its 11% Senior notes due December 2005, resulting in a decrease in interest on the Company's senior notes to $0.3 million from $0.7 million.

         Due to the seasonal nature of the Company's business, inventory is normally at its lowest point at the end of the fiscal year and increases to peak levels during the first quarter of the fiscal year. Therefore, there will typically be a large increase in the inventory from the end of a fiscal year to the end of the first quarter of the following fiscal year. For the first quarter of fiscal year 2003, inventory increased by $12.6 million to $64.1 million from $51.5 million at February 1, 2003. The increase of $12.6 million was attributable to (i) an increase in the Company's pack-away inventory of $4.2 million due to opportunistic purchases of fall season merchandise made during the period, (ii) an increase in inventory for new stores of $3.5 million and
(iii) an increase in the inventory at stores in operation for at least one year of $4.9 million.

         Inventory at the end of the first fiscal quarter is $13.1 million higher than one year ago due to (i) an increase in the Company's pack-away inventory of $7.0 million due to opportunistic purchases of fall season merchandise made during the period, (ii) inventory for new stores of $4.2 million and (iii) an increase in the inventory at stores in operation for at least one year of $1.9 million.

         Accounts receivable and other current assets for the period ended May 3, 2003, were $7.7 million compared to $5.8 million at February 1, 2003. The increase of $1.9 million was due primarily to an increase in third-party credit card sales receivable of $1.2 million and an increase in prepaid insurance expense of $0.5 million.

         Income taxes payable for the period ended May 3, 2003, were $0.7 million compared to $1.4 million at February 1, 2003. The decrease was primarily due to estimated state and federal taxes payments made during the quarter ended May 3, 2003.

         On June 9, 2003, the Company redeemed $5.7 million of its 11% Senior notes due December 2005. These notes have been reclassified as current portion of long-term debt on the Company's balance sheet at May 3, 2003. Consequently, the long-term balance on the 11% Senior notes due December 2005 decreased by $5.7 million reflecting the reclassification.

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

         As of May 3, 2003, the Company had net borrowings of $3.6 million and documentary letters of credit of $4.6 million outstanding with $41.1 million of unused availability under the Credit Facility.

         Net cash used in operations for the quarter ended May 3, 2003 was $10.6 million compared to $0.8 million provided by operations in the prior year. The usage was primarily due to an increase in inventory of $12.6 million and a decrease in accrued expenses and income taxes payable of $1.1 million and $0.7 million, respectively. Capital expenditures for the quarter were $2.7 million. The new stores in Troy, MI, East Hanover, NJ and Chevy Chase, MD accounted for $1.6 million of the $2.7 million.

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

CRITICAL ACCOUNTING POLICIES

         Inventory

         Merchandise inventory is valued at the lower of cost or market as determined by the retail inventory method, which the Company believes approximates fair value. However, certain warehoused inventory, referred to as pack-away inventory, a portion of which is not immediately available for sale, is valued on a specific cost basis. The pack-away inventory valued on a specific cost basis at May 3, 2003 and May 4, 2002 was $21.5 million and $14.4 million, respectively.

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

         Revenue Recognition and Leased Sales

         The Company recognizes revenue when goods are sold, at retail, to customers in its stores. The Company adopted SAB 101 in fiscal year 2000 and sales from fragrances, a leased department, are not reflected in the net sales reported on the Company's statement of operations. Gross profit from fragrance sales is shown as revenue from leased departments on the Company's statement of operations.

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

Exhibits

(a)   Exhibits

99.1 Certificate of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certificate of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

The Company filed a report on Form 8-K under items 5 and 7 of Form 8-K, dated May 14, 2003, announcing the Company's intention to redeem $5.7 million of its outstanding 11% Senior notes.

The Company filed a report on Form 8-K under items 7 and 12 of Form 8-K, dated May 30, 2003, announcing the Company's financial results for the quarter ended May 3, 2003.

                            Loehmann's Holdings, Inc.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 17, 2003

                                           Loehmann's Holdings, Inc.


                                           By   /s/ Robert Glass
                                                --------------------------------
                                                Robert Glass
                                                Chief Operating Officer, Chief
                                                Financial Officer and Secretary

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: June 17, 2003

                                        /s/ Robert N. Friedman
                                        ----------------------------------
                                        Name:  Robert N. Friedman
                                        Title: President and Chief
                                               Executive Officer

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: June 17, 2003

                                        /s/ Robert Glass
                                        ----------------------------------------
                                        Name: Robert Glass
                                        Title: Chief Operating Officer, Chief
                                        Financial Officer and Secretary