Form 10-Q
period 2003-08-02
LOEHMANNS HOLDINGS INC
filed 2003-09-12
CIK 843081

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended August 2, 2003.

                                       OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ____________ to ____________

                           Commission File No. 0-28410

                            LOEHMANN'S HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                               13-4129380
--------------------------------------    --------------------------------------
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

                            Yes  X                  No
                                ---                    ---

      Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                            Yes  X                  No
                                ---                    ---

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed under Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                            Yes  X                  No
                                ---                    ---

Below are indicated the number of shares outstanding of each of the registrant's classes of common stock.

                Class                          Outstanding at September 15, 2003
                -----                          ---------------------------------
Common Stock, $.01 par value per share                     6,729,236

                            Loehmann's Holdings, Inc.

                                    CONTENTS



PART I--FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets--August 2, 2003, February 1, 2003 (Audited) and
   August 3, 2002....................................................................................    2

Consolidated Statements of Operations--Quarters and six months ended
   August 2, 2003 and August 3, 2002.................................................................    3

Consolidated Statements of Cash Flows--Six months ended August 2, 2003
   and August 3, 2002................................................................................    4

Notes to Consolidated Financial Statements...........................................................    5

Item 2. Management's Discussion and Analysis of Results of Operations
   and Financial Condition...........................................................................    6

Item 3. Quantitative and Qualitative Disclosures About Market Risk...................................   10

Item 4. Controls and Procedures......................................................................   10


PART II--OTHER INFORMATION

Item 5. Submission of Matters to a Vote of Security Holders..........................................   10

Item 6. Exhibits and Reports on Form 8-K.............................................................   11

Signature............................................................................................   12

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            Loehmann's Holdings, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                             August 2, February 1  August 3,
                                                                               2003       2003       2002
                                                                             --------   --------   --------
                                                                            (Unaudited) (Audited) (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                 $  1,081   $ 11,217   $ 17,158
   Accounts receivable and other assets                                         7,484      5,798      5,590
   Merchandise inventory                                                       58,611     51,506     48,164
                                                                             --------   --------   --------
Total current assets                                                           67,176     68,521     70,912

Property, equipment and leaseholds, net                                        44,681     45,087     41,613
Deferred financing fees and other assets, net                                   1,445      1,585      1,573
Deferred tax asset                                                              2,968      2,968      2,357
Reorganization value in excess of identifiable assets, net                     15,988     15,988     19,381
                                                                             --------   --------   --------
    Total assets                                                             $132,258   $134,149   $135,836
                                                                             ========   ========   ========

Liabilities and common stockholders' equity
Current liabilities:
   Accounts payable                                                          $ 23,088   $ 23,603   $ 16,480
   Revolving credit facility                                                    4,057          -          -
   Accrued expenses                                                            17,473     18,954     18,145
   Accrued interest                                                               162        354        767
   Income taxes payable                                                           162      1,351      1,763
                                                                             --------   --------   --------
Total current liabilities                                                      44,942     44,262     37,155

11% Senior notes due December 2005                                              5,703     11,407     26,407

Other noncurrent liabilities                                                    6,840      6,195      5,794

Common stockholders' equity:
   Common stock, $0.01 par value, 20,000,000 shares authorized; 6,729,236,
     6,659,236 and 6,658,964 shares issued and outstanding at August 2,
     2003, February 1, 2003 and August 3, 2002, respectively                       67         66         66
   Additional paid-in capital                                                  50,362     49,934     49,934
   Retained earnings                                                           24,344     22,285     16,480
                                                                             --------   --------   --------
   Total common stockholders' equity                                           74,773     72,285     66,480
                                                                             --------   --------   --------
   Total liabilities and common stockholders' equity                         $132,258   $134,149   $135,836
                                                                             ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                            Loehmann's Holdings, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)

                                                   QUARTER ENDED        SIX MONTHS ENDED
                                                --------------------   -------------------
                                                AUGUST 2,  August 3,   AUGUST 2, August 3,
                                                 2003        2002        2003       2002
                                                --------    --------   --------   --------
Net sales                                       $ 79,279    $ 75,284   $169,707   $168,681
Cost of sales                                     51,416      47,687    105,417    104,226
                                                --------    --------   --------   --------
Gross profit                                      27,863      27,597     64,290     64,455

Revenue from leased departments                      423         346        752        627
                                                --------    --------   --------   --------
Operating profit                                  28,286      27,943     65,042     65,082

Selling, general, and administrative expenses     26,745      24,772     55,991     52,032
Depreciation and amortization                      2,439       2,160      4,784      4,315
Gain on sale of building                               -       3,934          -      3,934
                                                --------    --------   --------   --------
Operating (loss) income                             (898)      4,945      4,267     12,669

Interest expense, net                                319         668        777      1,454
                                                --------    --------   --------   --------
(Loss) income before income taxes                 (1,217)      4,277      3,490     11,215

(Benefit) provision for income taxes, net           (524)      1,683      1,431      4,423
                                                --------    --------   --------   --------
Net (loss) income applicable to common stock    $   (693)   $  2,594   $  2,059   $  6,792
                                                ========    ========   ========   ========
Earnings per share:
Basic
Net (loss) income                               $  (0.10)   $   0.39   $   0.31   $   1.02
                                                ========    ========   ========   ========
Weighted average shares outstanding                6,673       6,659      6,666      6,659
                                                ========    ========   ========   ========
Diluted
Net (loss) income                               $  (0.10)   $   0.36   $   0.28   $   0.95
                                                ========    ========   ========   ========
Weighted average shares outstanding                6,673       7,246      7,460      7,142
                                                ========    ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                            Loehmann's Holdings, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                         Six Months Ended
                                                                        --------------------
                                                                        August 2,   August 3,
                                                                          2003        2002
                                                                        --------    --------
Cash flows (used in) provided by operating activities:
Net income                                                              $  2,059    $  6,792
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
      Depreciation and amortization                                        4,784       4,315
      Gain on sale of building                                                 -      (3,934)
      Asset disposal                                                         187           -
      Changes in current assets and liabilities:
         Accounts receivable and other assets                             (1,686)       (969)
         Merchandise inventory                                            (7,105)     (4,192)
         Accounts payable                                                   (515)     (2,947)
         Accrued expenses                                                 (1,481)      1,908
         Income taxes payable                                             (1,189)        876
         Accrued interest                                                   (192)        (73)
                                                                        --------    --------
      Net changes in current assets and liabilities                      (12,168)     (5,397)
      Net change in other noncurrent assets and liabilities                  642         136
                                                                        --------    --------
Total adjustments, net                                                    (6,555)     (4,880)
                                                                        --------    --------
Net cash (used in) provided by operating activities                       (4,496)      1,912
                                                                        --------    --------

Cash flows from investing activities:
Capital expenditures                                                      (4,422)     (3,498)
Net proceeds from sale of building                                             -       5,012
                                                                        --------    --------
Net cash (used in) provided by investing activities                       (4,422)      1,514
                                                                        --------    --------

Cash flows from financing activities:
Borrowings under the credit facility, net                                  4,057           -
Net issuance of common stock                                                 429           -
Repayment of 11% Senior notes                                             (5,704)          -
Other financing activities, net                                                -        (150)
                                                                        --------    --------
Net cash used in financing activities                                     (1,218)       (150)
                                                                        --------    --------

Net (decrease) increase in cash and cash equivalents                     (10,136)      3,276
Cash and cash equivalents at beginning of period                          11,217      13,882
                                                                        --------    --------
Cash and cash equivalents at end of period                              $  1,081    $ 17,158
                                                                        ========    ========

Supplemental disclosure of cash flow information:
Cash interest paid during period                                        $    997    $  1,657
                                                                        ========    ========
Cash taxes paid during period                                           $  3,354    $  2,431
                                                                        ========    ========


   The accompanying notes are an integral part of these financial statements.

                            Loehmann's Holdings, Inc.
                          Notes to Financial Statements


1.       BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not contain all disclosures required by generally accepted accounting principles in the United States for complete financial statements. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes for the fiscal year ended February 1, 2003 included in the Company's Annual Report on Form 10-K for such year.

         The results of operations for the six months ended August 2, 2003 and August 3, 2002 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements is unaudited and is subject to year-end adjustments; however, in the opinion of management, all known adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been made.

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

5.       STOCK-BASED COMPENSATION

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has not adopted a method under SFAS 148 to expense stock options but rather continues to follow APB 25 and related interpretations in accounting for stock options and accordingly, has recognized no compensation expense with respect to options granted to key employees or options granted to non-employee directors. Had compensation cost been determined based upon the fair value at grant date for awards consistent with the methodology prescribed by SFAS 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per share would have been the pro forma amounts indicated below:

                                                                          QUARTER ENDED             SIX MONTHS ENDED
                                                                      AUGUST 2,     August 3,     AUGUST 2,    August 3,
                                                                        2003          2002          2003         2002
                                                                      -------       -------       -------       -------
(In millions, except per share data)
Net (loss) income - as reported                                       $  (0.7)      $   2.6       $   2.1       $   6.8
Less total stock-based employee compensation expense under the fair
value method, net of tax                                                  0.3           0.2           0.4           0.8
                                                                      -------       -------       -------       -------
Net (loss) income - pro forma                                         $  (1.0)      $   2.4       $   1.7       $   6.0
                                                                      =======       =======       =======       =======
Net (loss) income per share:
Basic - as reported                                                   $ (0.10)      $  0.39       $  0.31       $  1.02
Basic - pro forma                                                       (0.15)         0.36          0.26          0.90
Diluted - as reported                                                   (0.10)         0.36          0.28          0.95
Diluted - pro forma                                                     (0.15)         0.33          0.23          0.84


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - COMPARISON OF THE QUARTERS ENDED AUGUST 2, 2003 AND
                        AUGUST 3, 2002

         Comparable store sales (stores that were in operation for both periods) decreased by 2.9 % for the quarter ended August 2, 2003 compared to the same period in fiscal 2002. May 2003 and June 2003 comparable store sales decreased by 4.6% and 5.1%, respectively, primarily as a result of the weak economy and the unseasonable weather, continuing a trend that began in the first quarter. Comparable store sales improved at the end of the second quarter, however, with July 2003 comparable store sales increasing by 3.9%.

         Net sales for the quarter ended August 2, 2003 were $79.3 million as compared to $75.3 million for the comparable period in the prior year. The increase of $4.0 million is attributable to (i) an increase of $7.9 million in sales related to five new stores offset by, (ii) the comparable store sales decrease of $2.1 million and (iii) a decrease of $1.8 million in sales related to three closed stores.

         Gross profit for the quarter ended August 2, 2003 was $27.9 million as compared to $27.6 million for the same period in the prior year. Gross profit percentage decreased to 35.1% from 36.7% in the prior year period. The decrease in gross profit percentage was due primarily to an increase in markdowns, which were taken to liquidate spring season inventory.

         Selling, general and administrative ("SG&A") expenses for the period increased by $1.9 million to $26.7 million, or 33.7% of net sales, from $24.8 million, or 32.9% of net sales in the prior period. The increase of $1.9 million was primarily due to $2.6 million of expenses related to the five new stores opened within the past twelve months. This increase was partially offset by a $0.4 million reduction in expenses due to the closing of three stores. Included in the $2.6 million in new store expenses were $0.3 million of pre-opening expenses for the new stores.

         Comparable store SG&A expenses for the period decreased by $0.2 million to $24.1 million, or 33.8% of net sales, from $24.3 million, or 33.2% of net sales in the prior period. The increase of 60 basis points was due primarily to rent increases at the Company's stores and at its distribution center.

Reconciliation of SG&A expenses to comparable store SG&A expenses:

                                      QUARTER
                                   PERIOD ENDED
                                 -----------------
                                 AUGUST 2, August 3,
                                   2003      2002
                                 -------   -------
Total SG&A expenses              $26,745   $24,772
New stores SG&A expenses           2,616         -
Closed stores SG&A expenses            -       424
                                 -------   -------
Comparable store SG&A expenses   $24,129   $24,348
                                 =======   =======

         Depreciation and amortization expense for the quarter ended August 2, 2003 was $2.4 million as compared to $2.2 million for the same period in the prior year. The increase in depreciation expense relates to the new stores opened within the twelve-month period.

         In the quarter ended August 3, 2002, the Company sold its facility in Bronx, NY and realized a gain on sale of building of $3.9 million.

         Net interest expense for the quarter ended August 2, 2003 was $0.3 million as compared to $0.7 million for the same period in the prior year. In November 2002 and June 2003, the Company redeemed $15.0 million and $5.7 million, respectively, of its 11% senior notes, resulting in a decrease in interest expense on the Company's senior notes to $0.2 million from $0.6 million.

         As a result of the items explained above there was a net loss of $0.7 million for the quarter ended August 2, 2003 as compared to net income, exclusive of the gain on the sale of the building net of income taxes, of $0.2 million, or 0.0% of sales, for the quarter ended August 3, 2002. Including the gain on the sale of the building, net income for the quarter ended August 3, 2002 was $2.6 million or 3.5% of net sales.

RESULTS OF OPERATIONS - COMPARISON OF THE SIX MONTHS ENDED AUGUST 2, 2003 AND
                        AUGUST 3, 2002

         Comparable store sales (stores that were in operation for both periods) decreased by 5.6 % for the six-month period ended August 2, 2003 compared to the same period in fiscal 2002. Comparable store sales decreased by 6.6% through the end of June 2003 primarily as a result of the weak economy and the unseasonable weather. Comparable store sales improved at the end of the six-month period, however, with July 2003 comparable store sales increasing by 3.9%.

         Net sales for the six-month period ended August 3, 2003 were $169.7 million as compared to $168.7 million for the comparable period in the prior year. The increase of $1.0 million is attributable to (i) an increase of $14.3 million in sales related to five new stores offset by, (ii) the comparable store sales decrease of $9.1 million and (iii) a decrease of $4.2 million in sales related to three closed stores.

         Gross profit for the six-month period ended August 2, 2003 was $64.3 million as compared to $64.5 million for the same period in the prior year. Gross profit percentage decreased to 37.9% from 38.2% in the prior year period. The decrease in gross profit percentage was due primarily to an increase in markdowns, which were taken to liquidate spring season inventory.

         SG&A expenses for the six-months ended August 2, 2003, increased to $56.0 million from $52.0 million in the prior period. As a percentage of net sales, SG&A expenses increased to 33.0% from 30.8% in the prior period. The increase of $4.0 million was primarily due to (i) $4.9 million of expenses related to the five new stores opened within the past twelve months and (ii) an increase of $0.5 million is advertising expenses incurred at stores open for at least a year. This increase is partially offset by a $0.9 million reduction in expenses due to the closing of three stores. Included in new store expenses were $0.8 million of pre-opening expenses for the new stores.

         Comparable store SG&A expenses for the six-months ended August 2, 2003, were $51.1 million, which was the same as in the prior period. As a percentage of net sales, SG&A expenses increased to 32.9% from 31.1% in the prior period. The increase of 180 basis points was due primarily to an increase in occupancy expenses at the Company's stores and at its distribution center.

Reconciliation of SG&A expenses to comparable store SG&A expenses:

                                     SIX MONTHS
                                    PERIOD ENDED
                                 -----------------
                                AUGUST 2,  August 3,
                                  2003      2002
                                 -------   -------
Total SG&A expenses              $55,991   $52,032
New stores SG&A expenses           4,871         -
Closed stores SG&A expenses            -       884
                                 -------   -------
Comparable store SG&A expenses   $51,120   $51,148
                                 =======   =======

         Depreciation and amortization expense for the six-month period ended August 2, 2003 was $4.8 million as compared to $4.3 million for the same period in the prior year. The increase in depreciation expense relates to the new stores opened within the twelve-month period.

         In the six months ended August 3, 2002, the Company sold its facility in Bronx, NY and realized a gain on sale of building $3.9 million.

         Net interest expense for the six-month period ended August 2, 2003 was $0.8 million as compared to $1.5 million for the same period in the prior year. In November 2002 and June 2003, the Company redeemed $15.0 million and $5.7 million, respectively, of its 11% senior notes, resulting in a decrease in interest expense on the Company's senior notes to $0.5 million from $1.5 million.

         As a result of the items explained above, net income was $2.1 million, or 1.2% of sales, in the six months ended August 2, 2003 as compared to net income, excluding the gain on the sale of building net of income taxes, of $4.4 million, or 2.6% of sales, in the six months ended August 3, 2002. Including the gain on the sale of the building, net income for the six months ended August 3, 2002 was $6.8 million or 4.0% of net sales.

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

         The Credit Facility contains certain customary covenants, including limitations on indebtedness, liens, and restricted payments. In addition, the Company is required to satisfy, among other things, certain financial performance criteria including minimum EBITDA (Earnings before interest, taxes, depreciation and amortization) requirements, fixed charge coverage ratio, inventory turn ratio and maximum capital expenditure costs. The Company is in compliance with all of its loan covenants.

         As of August 2, 2003, the Company had net borrowings of $4.1 million and documentary letters of credit of $6.5 million outstanding with $37.0 million of unused availability under the Credit Facility.

         Accounts receivable and other current assets for the period ended August 2, 2003, were $7.5 million compared to $5.8 million at February 1, 2003. The increase of $1.7 million was due primarily to an increase in prepaid state income taxes of $0.7 million, prepaid advertising expense of $0.6 million and prepaid payroll expense of $0.6 million. This increase was partially offset by landlord construction allowance receivables of $0.4 million.

         Income taxes payable for the period ended August 2, 2003, were $0.2 million compared to $1.4 million at February 1, 2003. The decrease was primarily due to estimated state and federal taxes payments made during the six-month period ended August 2, 2003.

         Net cash used in operations for the six months ended August 2, 2003 was $4.5 million compared to $1.9 million provided by operations in the prior year. The usage was primarily due to an increase in inventory of $7.1 million and a decrease in accrued expenses and income taxes payable of $1.5 million and $1.2 million, respectively. Capital expenditures for the six-month period were $4.4 million, with new stores in Troy, MI, East Hanover, NJ and Chevy Chase, MD accounting for $2.3 million.

         Inventory increased by $7.1 million from the end of the prior fiscal year. This is due primarily to (i) an increase in inventory for new stores of $3.1 million and (ii) an increase in the Company's pack-away inventory of $3.4 million, which was due primarily to opportunistic purchases. Inventory increased by $10.4 million from one year ago. This is due primarily to (i) an increase in inventory for new stores of $4.5 million and (ii) an increase in the Company's pack-away inventory of $4.8 million, which was due to opportunistic purchases.

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

CRITICAL ACCOUNTING POLICIES

         Inventory

         Merchandise inventory is valued at the lower of cost or market as determined by the retail inventory method, which the Company believes approximates fair value. However, certain warehoused inventory, referred to as pack-away inventory, that is not immediately available for sale is valued on a specific cost basis. The merchandise inventory valued on a specific cost basis at August 2, 2003 and August 3, 2002 was $20.6 million and $15.8 million, respectively.

         The Company takes permanent markdowns to reduce prices as goods age. The resulting gross profit reduction is recognized in the period the markdown is recorded.

         Shrinkage is estimated as a percentage of sales for the period from the last inventory date to the end of the reporting period. Such estimates are based on experience and recent physical inventory results. Physical inventories are taken twice annually and inventory records are adjusted accordingly.

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

ITEM 4.  CONTROLS AND PROCEDURES

         As of August 2, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

PART II.  OTHER INFORMATION

ITEM 5.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on June 19, 2003. The following actions were taken at the Annual Meeting:

PROPOSAL 1
----------

         The individuals in the table below were elected directors of the Company with the votes indicated.

                                         VOTE             VOTE
                                          FOR           WITHHELD
                                       ---------        --------

William J. Fox                         3,587,598         4,738
Joseph Nusim                           3,587,598         4,738
Robert N. Friedman                     3,587,598         4,738
Robert Glass                           3,587,598         4,738
Carol Gigli-Greer                      3,587,598         4,738
Cory Lipoff                            3,587,598         4,738
Erwin A. Marks                         3,587,598         4,738

PROPOSAL 2
----------

         Ratification of the appointment of Ernst & Young LLP as independent accountants. Approval of this proposal required a majority of the votes cast in person or by proxy; the proposal was approved.

For                             3,587,348
Against                             1,116
Abstain                             3,872
Broker non-votes                        0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

(a)      Exhibits

31.1 Certificate of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certificate of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certificate of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K:

None.

                            Loehmann's Holdings, Inc.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: September 12, 2003


                            Loehmann's Holdings, Inc.

                            By /s/ Robert Glass
                               -------------------------------------------------
                               Robert Glass
                               Chief Operating Officer, Chief Financial Officer and Secretary