Form 10-Q
period 2003-11-01
LOEHMANNS HOLDINGS INC
filed 2003-12-15
CIK 843081

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended November 1, 2003.

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

                Class                          Outstanding at December 1, 2003
                -----                          ---------------------------------
Common Stock, $.01 par value per share                     6,729,236

                            LOEHMANN'S HOLDINGS, INC.
                                    CONTENTS



PART I--FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets--November 1, 2003, February 1, 2003 (Audited) and
   November 2, 2002..................................................................................2

Consolidated Statements of Operations--Quarters and nine months ended
   November 1, 2003 and November 2, 2002.............................................................3

Consolidated Statements of Cash Flows--Nine months ended
   November 1, 2003 and November 2, 2002.............................................................4

Notes to Financial Statements........................................................................5

Item 2. Management's Discussion and Analysis of Results of Operations
        and Financial Condition......................................................................6

Item 3. Quantitative and Qualitative Disclosures About Market Risk..................................10

Item 4. Controls and Procedures.....................................................................10

PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K............................................................11

Signature...........................................................................................12

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            Loehmann's Holdings, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                               NOVEMBER 1,        February 1,       November 2,
                                                                                  2003               2003               2002
                                                                            -----------------   ---------------   ----------------
                                                                               (Unaudited)         (Audited)         (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                    $  3,237           $ 11,217          $ 21,575
    Accounts receivable and current other assets                                   7,408              6,628             7,304
    Merchandise inventory                                                         69,091             51,506            59,409
                                                                                --------           --------          --------
   Total current assets                                                           79,736             69,351            88,288

Property, equipment and leaseholds, net                                           44,309             45,087            42,946
Deferred financing fees and other assets, net                                      1,439              1,585             1,559
Deferred tax asset                                                                 2,669              2,968             2,357
Reorganization value in excess of identifiable assets, net                        15,988             15,988            19,381
                                                                                --------           --------          --------
    Total assets                                                                $144,141           $134,979          $154,531
                                                                                ========           ========          ========

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                                             $ 29,638           $ 23,603          $ 25,423
   Accrued expenses                                                               19,157             20,138            20,286
   Income taxes payable                                                                -              1,351             4,665
   Current portion of long-term debt                                               5,703                  -            15,000
                                                                                --------           --------          --------
   Total current liabilities                                                      54,498             45,092            65,374

11% Senior notes due December 2005                                                     -             11,407            11,407

Deferred tax liability                                                             2,739                  -                 -

Other noncurrent liabilities                                                       7,223              6,195             5,878

Common stockholders' equity:

   Common stock, $0.01 par value, 20,000,000 shares
     authorized; 6,729,236 shares issued and outstanding
     at November 1, 2003; 6,659,236 shares
     issued and outstanding at February 1, 2003 and November 2, 2002                  67                 66                66
   Additional paid-in capital                                                     50,361             49,934            49,934
   Retained earnings                                                              29,253             22,285            21,872
                                                                                --------           --------          --------
   Total common stockholders' equity                                              79,681             72,285            71,872
                                                                                --------           --------          --------
   Total liabilities and common stockholders' equity                            $144,141           $134,979          $154,531
                                                                                ========           ========          ========

   The accompanying notes are an integral part of these financial statements.

                            Loehmann's Holdings, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)

                                                               QUARTER ENDED                          NINE MONTHS ENDED
                                                       -------------------------------         -------------------------------
                                                       NOVEMBER 1,         November 2,         NOVEMBER 1,         November 2,
                                                           2003                2002               2003                2002
                                                       -----------         -----------         -----------         -----------
Net sales                                                $101,041            $ 94,731            $270,748            $263,412
Cost of sales                                              59,315              55,696             164,732             159,923
                                                         --------            --------            --------            --------
Gross profit                                               41,726              39,035             106,016             103,489

Revenue from leased departments                               439                 303               1,191                 930
                                                         --------            --------            --------            --------
Operating profit                                           42,165              39,338             107,207             104,419

Selling, general, and administrative expenses              31,160              27,543              87,151              79,564
Depreciation and amortization                               2,491               2,203               7,275               6,513
Gain on sale of building                                        -                   -                   -               3,925
                                                         --------            --------            --------            --------
Operating income                                            8,514               9,592              12,781              22,267

Interest expense, net                                         296                 743               1,073               2,206
                                                         --------            --------            --------            --------
Income before income taxes                                  8,218               8,849              11,708              20,061

Provision for income taxes                                  3,309               3,458               4,740               7,877
                                                         --------            --------            --------            --------
Net income                                               $  4,909            $  5,391            $  6,968            $ 12,184
                                                         ========            ========            ========            ========

EARNINGS PER SHARE
BASIC

Net income                                               $   0.73            $   0.81            $   1.04            $   1.83
                                                         ========            ========            ========            ========
Weighted average shares outstanding                         6,729               6,659               6,687               6,659
                                                         ========            ========            ========            ========

DILUTED

Net income                                               $   0.65            $   0.73            $   0.93            $   1.67
                                                         ========            ========            ========            ========
Weighted average shares outstanding                         7,573               7,424               7,497               7,278
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

                            Loehmann's Holdings, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                                            NINE MONTHS ENDED
                                                                     --------------------------------
                                                                      NOVEMBER 1,        November 2,
                                                                          2003              2002
                                                                     ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $  6,968             $ 12,184
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization                                       7,275                6,513
     Gain on sale of building                                                -               (3,925)
     Decrease in deferred tax asset                                        299                    -
     Increase in deferred tax liability                                  2,739                    -
     Write off of fixed assets                                             164                  386
     Changes in current assets and liabilities:
       Accounts receivable and other assets                               (780)                (444)
       Merchandise inventory                                           (17,585)             (15,437)
       Accounts payable                                                  6,035                5,996
       Accrued expenses                                                   (981)                 991
       Income taxes payable                                             (1,351)               3,778
                                                                      --------             --------
     Net changes in current assets and liabilities                     (14,662)              (5,116)
     Net change in other noncurrent assets and liabilities               1,011                  167
                                                                      --------             --------
Total adjustments, net                                                  (3,174)              (1,975)
                                                                      --------             --------
Net cash provided by operating activities                                3,794               10,209
                                                                      --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                    (6,447)              (7,205)
Net proceeds from sale of building                                           -                4,839
                                                                      --------             --------
Net cash used in investing activities
                                                                        (6,447)              (2,366)
                                                                      --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net issuance of common stock                                               429                    -
Repayment of 11% Senior notes                                           (5,704)                   -
Other financing activities, net                                            (52)                (150)
                                                                      --------             --------
Net cash used in financing activities                                   (5,327)                (150)
                                                                      --------             --------

Net (decrease) increase in cash and cash equivalents                    (7,980)               7,693
Cash and cash equivalents at beginning of period                        11,217               13,882
                                                                      --------             --------
Cash and cash equivalents at end of period                            $  3,237             $ 21,575
                                                                      ========             ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash interest paid during period                                      $  1,457             $  3,149
                                                                      ========             ========
Cash taxes paid during period                                         $  3,630             $  3,351
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

         The results of operations for the nine months ended November 1, 2003 and November 2, 2002 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements is unaudited and is subject to year-end adjustments; however, in the opinion of management, all known adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been made.

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

5.       STOCK-BASED COMPENSATION

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has not adopted a method under SFAS 148 to expense stock options but rather continues to follow APB 25 and related interpretations in accounting for stock options and accordingly, has recognized no compensation expense with respect to options granted to key employees or options granted to non-employee directors. Had compensation cost been determined based upon the fair value at grant date for awards consistent with the methodology prescribed by SFAS 123, the Company's net income and net income per share would have been the pro forma amounts indicated below:


                                                             QUARTER ENDED                         NINE MONTHS ENDED
                                                 -------------------------------------    ------------------------------------
                                                     NOVEMBER 1,          November 2,         NOVEMBER 1,        November 2,
                                                        2003                 2002                2003               2002
                                                     -----------          -----------         -----------        -----------
(In millions, except per share data)
Net income - as reported                               $   4.9              $   5.4             $   7.0             $  12.2
Less total stock-based employee
  compensation expense under the fair value
  method, net of tax                                       0.2                  0.3                 0.6                 1.1
                                                       -------              -------             --------           --------
Net income - pro forma                                 $   4.7              $   5.1             $   6.4            $   11.1
                                                       =======              =======             ========           ========

Net income per share:
Basic - as reported                                    $  0.73              $  0.81             $  1.04            $   1.83
Basic - pro forma                                         0.70                 0.77                0.96                1.67
Diluted - as reported                                     0.65                 0.73                0.93                1.67
Diluted - pro forma                                       0.62                 0.69                0.85                1.53


6.       SUBSEQUENT EVENTS

         On November 10, 2003, the Company redeemed the balance remaining, $5.7 million, of its 11% senior notes due December 2005. These notes have been reclassified as current portion of long-term debt on the Company's balance sheet at November 1, 2003.

         On November 25, 2003, the Company entered into a new credit facility with The CIT Group/Business Credit, Inc. The facility provides for a $50,000,000 revolving line of credit. The availability of the revolving line of credit under the credit facility is subject to certain inventory-related borrowing base requirements. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity & Capital Resources for additional information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Comparison of the Quarters Ended November 1, 2003 and November 2, 2002

         Net sales for the quarter ended November 1, 2003 were $101.0 million as compared to $94.7 million for the comparable period in the prior year. The increase of $6.3 million is attributable to (i) a net increase of $10.2 million in sales related to new stores offset by, (ii) the comparable store sales decrease of $2.1 million and (iii) a decrease of $1.8 million in sales related to three closed stores.

         Comparable store sales decreased by 2.3% compared to the same period in fiscal 2002. This decrease is an improvement in the comparable store sales trend from the first and second quarters of fiscal 2003, which were -7.7% and -2.9%, respectively. Comparable store sales for the quarter ended November 2, 2002 increased by 12.1% compared to the same period in fiscal 2001.

         Gross profit for the quarter ended November 1, 2003 was $41.7 million as compared to $39.0 million for the same period in the prior year. Gross profit percentage increased to 41.3% from 41.2% in the prior year period.

         Selling, general and administrative ("SG&A") expenses for the period increased by $3.6 million to $31.2 million, or 30.8% of net sales, from $27.5 million, or 29.1% of net sales in the prior period. The increase of $3.6 million was primarily due to a net increase of $2.6 million of expenses related to the new stores opened within the past twelve months. This increase was partially offset by a $0.3 million reduction in expenses due to the closing of three stores. Included in the new store expenses was $0.2 million of pre-opening expenses.

         Depreciation and amortization expense for the quarter ended November 1, 2003 was $2.5 million compared to $2.2 million for the same period in the prior year. The increase in depreciation expense is due primarily to assets placed in service at the new stores opened within the last 12 months.

         Net interest expense for the quarter ended November 1, 2003 was $0.3 million as compared to $0.7 million for the same period in the prior year. In November 2002 and June 2003, the Company redeemed $15.0 million and $5.7 million, respectively, of the 11% Senior Notes due December 2005 (the "Senior Notes"). This resulted in a decrease in interest expense on the Senior Notes to $0.2 million in the current period from $0.7 million in the prior period.

         As a result of the items explained above, net income was $4.9 million, or 4.9% of sales, for the quarter ended November 1, 2003 as compared to net income of $5.4 million, or 5.7% of sales, for the quarter ended November 2, 2002.

Results of Operations - Comparison of the Nine-Month Periods Ended November 1, 2003 and November 2, 2002

         Net sales for the nine-month period ended November 1, 2003 were $270.7 million as compared to $263.4 million for the comparable period in the prior year. The increase of $7.3 million is attributable to (i) a net increase of $24.6 million in sales related to new stores offset by, (ii) the comparable store sales decrease of $11.3 million and (iii) a decrease of $6.0 million in sales related to three closed stores.

         Comparable store sales decreased by 4.4 % for the nine-month period ended November 1, 2003 compared to the same period in fiscal 2002, primarily as a result of the weak economy and the unseasonable weather in the first and second quarters of fiscal 2003. Comparable store sales for the nine months ended November 2, 2002 increased by 10.1% compared to the same period in fiscal 2001.

         Gross profit for the nine-month period ended November 1, 2003 was $106.0 million as compared to $103.5 million for the same period in the prior year. Gross profit percentage was 39.2% compared to 39.3% in the prior year period.

         SG&A expenses for the nine-month period ended November 1, 2003, increased to $87.2 million, or 32.2% of net sales, from $79.6 million, or 30.2% of net sales in the prior period. The increase of $7.6 million was primarily due to (i) a net increase of $7.5 million of expenses related to the new stores opened within the past twelve months and (ii) an increase of $0.5 million is advertising expenses incurred at stores open for at least a year. This increase is partially offset by a $1.2 million reduction in expenses due to the closing of three stores. Included in new store expenses were $1.1 million of one time pre-opening and advertising expenses.

         Comparable store SG&A expenses for the nine-month period ended November 1, 2003, were $79.0 million compared to $77.7 million in the prior period. As a percentage of net sales, SG&A expenses increased to 32.3% from 30.4% in the prior period. The increase of 190 basis points was due primarily to an increase in advertising and occupancy expenses partially offset by sales variable related expenses.

Reconciliation of SG&A expenses to comparable store SG&A expenses:


                                                        NINE-MONTH
                                                      PERIODS ENDED

                                             ---------------------------------
                                               NOVEMBER 1,       November 2,
                                                   2003             2002
                                             ---------------------------------
Total SG&A expenses                            $87,151            $79,564

New stores SG&A expenses                         8,125                620

Closed stores SG&A expenses                          -              1,202
                                             ---------------------------------
Comparable store SG&A expenses                 $79,026            $77,742
                                             =================================

         Depreciation and amortization expense for the nine-month period ended November 1, 2003 was $7.3 million as compared to $6.5 million for the same period in the prior year. The increase in depreciation expense is due primarily to assets placed in service at the new stores opened within the last 12 months.

         During the nine-month period ended November 1, 2002, the Company sold its facility in Bronx, NY and realized a one-time gain on the sale of the building of $3.9 million.

         Net interest expense for the nine-month period ended November 1, 2003 was $1.1 million as compared to $2.2 million for the same period in the prior year. In November 2002 and June 2003, the Company redeemed $15.0 million and $5.7 million, respectively, of the Senior Notes. This resulted in a decrease in interest expense on the Senior Notes to $0.7 million from $2.1 million in the prior period.

         As a result of the items explained above, net income was $7.0 million, or 2.6% of sales, in the nine-month period ended November 1, 2003, as compared to net income of $12.2 million, or 4.6% of sales, in the nine-month period ended November 2, 2002. Excluding the gain on the sale of the building, net of income taxes, of $2.4 million, net income for the nine-month period ended November 2, 2002 would have been $9.8 million or 3.7% of net sales.

LIQUIDITY AND CAPITAL RESOURCES

         As of November 1, 2003, the Company had a $60.0 million credit facility with Bankers Trust Company (the "Old Credit Facility"). The Old Credit Facility was secured by substantially all of the Company's assets. The availability of the revolving line of credit under the Old Credit Facility was subject to certain inventory-related borrowing base requirements. On November 25, 2003, the Company entered into a new credit facility with The CIT Group/Business Credit, Inc. (the "New Credit Facility"). The New Credit Facility provides for a $50.0 million revolving line of credit. The availability of the revolving line of credit under the New Credit Facility is subject to certain inventory-related borrowing base requirements. Repayment of amounts borrowed under the New Credit Facility is secured by a lien on substantially all the assets of the Company. Deferred financing fees of approximately $550,000 related to the Bankers Trust credit facility will be written off in the fourth quarter.

         The indebtedness under the New Credit Facility bears interest at variable rates based on LIBOR plus 2.0% or the prime rate plus 0.5% on borrowings. There is an unused line fee of 0.25% per annum on the unused portion of the New Credit Facility. The indebtedness under the Old Credit Facility bore interest at variable rates based on LIBOR plus 2.5% or the prime rate plus 1.5% on borrowings. There was an unused line fee of 0.50% per annum on the unused portion of the Old Credit Facility. The New Credit Facility contains certain customary covenants, including capital expenditure limitations, limitations on indebtedness, liens, and restricted payments, as did the Old Credit Facility. There are no financial performance covenants under the New Credit Facility.

         The Company was required, under the Old Credit Facility, to satisfy, among other things, certain financial performance criteria including minimum EBITDA (earnings before interest, taxes, depreciation and amortization) requirements, fixed charge coverage ratio, inventory turn ratio and maximum capital expenditure costs. The Company was in compliance with all of its loan covenants under the Old Credit Facility at November 1, 2003. As of November 1, 2003, the Company had no borrowings under the Old Credit Facility and documentary letters of credit of $2.4 million outstanding. Unused availability under the Old Credit Facility was $51.7 million.

         Net cash provided by operations for the nine months ended November 1, 2003 was $3.8 million compared to $10.2 million provided by operations in the prior year. The decrease is due primarily to the following, (i) a larger increase in inventory for the nine-months ending November 1, 2003 compared to the same period in the prior year, (ii) a decrease in accrued expenses compared to an increase in the prior period, resulting primarily from lower accruals for bonuses in the current period and (iii) a decrease in the change in income tax related liabilities as compared to the prior period.

         Due to the seasonal nature of the Company's business, inventory is normally at its lowest point at the end of the fiscal year and increases to peak levels during the third quarter of the fiscal year. Therefore, there will typically be a large increase in the inventory from the end of a fiscal year to the end of the third quarter of the following fiscal year. For the third quarter of fiscal year 2003, inventory increased by $17.6 million to $69.1 million from $51.5 million at February 1, 2003. The increase of $17.6 million was attributable to (i) an increase in the inventory at stores in operation for at least one year of $12.5 million and (ii) an increase in inventory for new stores of $5.0 million.

         Inventory increased by $9.7 million from one year ago. This is due primarily to (i) an increase in inventory for new stores of $5.5 million and
(ii) an increase in the Company's pack-away inventory of $3.8 million, which was due to opportunistic purchases.

         Accounts receivable and other current assets for the period ended November 1, 2003, were $7.4 million compared to $6.6 million at February 1, 2003. The increase of $0.8 million was due primarily to an increase in prepaid state income taxes of $0.5 million and prepaid advertising expense of $0.3 million.

         Accounts payable for the period ended November 1, 2003, were $29.6 million compared to $23.6 million at February 1, 2003. This increase is primarily the result of the seasonal fluctuation in inventory levels previously discussed. A deferred tax liability of $2.7 million was recorded for the period ended November 1, 2003. This was primarily due to the excess of tax depreciation expense over book depreciation expense.

         Capital expenditures for the nine-month period were $6.4 million, with new stores accounting for $2.8 million. Capital expenditures for the prior nine-month period were $7.2 million.

         On November 10, 2003, the Company redeemed the balance remaining, $5.7 million, of its Senior Notes. These notes have been reclassified as current portion of long-term debt on the Company's balance sheet at November 1, 2003. Consequently, the long-term balance on the Senior Notes decreased by $5.7 million reflecting the reclassification.

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

CRITICAL ACCOUNTING POLICIES

         Inventory

         Merchandise inventory is valued at the lower of cost or market as determined by the retail inventory method, which the Company believes approximates fair value. However, certain warehoused inventory, referred to as pack-away inventory, that is not immediately available for sale is valued on a specific cost basis. The merchandise inventory valued on a specific cost basis at November 1, 2003 and November 2, 2002 was $17.3 million and $13.4 million, respectively.

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

         A hypothetical 100 basis point increase in interest rates relating to the Company's revolving credit facility for nine-month period ended November 1, 2003 and nine-month period ended November 2, 2002 would have decreased pre-tax income by $16,000 and $4,000, respectively.

ITEM 4. CONTROLS AND PROCEDURES

         The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. The Company's Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believe that the system is operating effectively to ensure appropriate disclosure. There have been no changes in the Company's internal control over financial reporting during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

(a)      Exhibits

31.1 Certificate of Chief Executive Officer required by Section 15d-14(a) of the Rules and Regulations under the Securities Exchange Act of 1934.

31.2 Certificate of Chief Financial Officer required by Section 15d-14(a) of the Rules and Regulations under the Securities Exchange Act of 1934.

32.1 Certificate of Chief Executive Officer required by 18 U.S.C. Section 1350.

32.2 Certificate of Chief Financial Officer required by 18 U.S.C. Section 1350.

(b)  Reports on Form 8-K:

The Company filed a report on Form 8-K under items 7 and 12 of Form 8-K, dated September 17, 2003, announcing the Company's financial results for the quarter ended August 2, 2003.

The Company filed a report on Form 8-K under items 5 and 7 of Form 8-K, dated October 23, 2003, announcing the Company's intention to redeem $5.7 million of its outstanding 11% Senior Notes.

                            Loehmann's Holdings, Inc.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 15, 2003

                                     Loehmann's Holdings, Inc.


                                     By  /s/ Robert Glass
                                         ---------------------------------------
                                         Robert Glass
                                         Chief Operating Officer, Chief
                                          Financial Officer and Secretary