Form 10-K
period 2004-01-31
LOEHMANNS HOLDINGS INC
filed 2004-04-15
CIK 843081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2004

                                 Commission File
                                 Number 0-31787

                            LOEHMANN'S HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


                Delaware                                 13-4129380
  --------------------------------------     -------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)


  2500 Halsey Street, Bronx, New York                      10461
  -----------------------------------        -------------------------------
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.                              [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                              [ ]

     Indicate by a check mark whether the registrant is an accelerated filer (as
defined in the Securities Exchange Act of 1934 Rule 12G-2).     [X] Yes [ ] No

     Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                           [X] Yes [ ] No

     The aggregate market value of voting stock held by non-affiliates of the registrant as of August 2, 2003 was $99.2 million.

     The Company had 6,729,236 shares of Common Stock outstanding as of March 12, 2004.

     Documents incorporated by reference: the information required by Part III, Items 10, 11, 12, 13 and 14 is incorporated by reference to the registrant's Proxy Statement for the registrant's 2004 annual meeting of stockholders.

PART I.

ITEM 1. BUSINESS

The Company

     Loehmann's Holdings, Inc. ("Holdings" and collectively with its subsidiaries, "Loehmann's" or the "Company"), a Delaware corporation incorporated in 2000, is the parent company of Loehmann's, Inc. Loehmann's, founded in 1921 as the "Original Designer Outlet," is a leading national specialty retailer of well known designer and brand name women's fashion apparel, men's furnishings, accessories, and shoes offered at prices that are typically 30% to 65% below department store prices. The Company believes it is one of the largest national upscale off-price specialty retailers in the industry. The Company has a strong brand name, loyal customer base and long-standing relationships with leading designers and vendors of quality merchandise. The Company's target customers are relatively affluent women between the ages of 30 and 55 with household incomes greater than $100,000, who are attracted to designer and other name brand merchandise offered at exceptional values. As of January 31, 2004, the Company operated 47 stores in major metropolitan markets located in 17 states and the District of Columbia.

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

     The following table shows the percentages of the Company's net sales attributable to its various product categories for fiscal year 1999 through fiscal year 2003:

                                    1999         2000        2001        2002        2003
                                    -----       -----       -----       -----       -----
Sportswear .................         47.1%       49.4%       50.4%       50.1%       48.9%
Accessories/intimate apparel         12.9%       12.8%       14.5%       14.9%       15.3%
Dresses and suits ..........         17.1%       14.9%       13.4%       12.3%       13.1%
Men's ......................         10.4%       10.5%       10.2%       10.2%        9.6%
Shoes ......................          6.1%        6.4%        6.6%        7.7%        8.8%
Outerwear ..................          4.0%        4.4%        3.9%        3.9%        3.5%
Other ......................          2.4%        1.6%        1.0%        0.9%        0.8%
Total ......................        100.0%      100.0%      100.0%      100.0%      100.0%

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

Store Expansion Initiatives

     Since August, 2002, the Company has opened 6 new stores; Centennial, CO, Oak Brook, IL, Troy, MI, East Hanover, NJ, Chevy Chase, MD, and Natick, MA. In addition to these stores, the Company opened its first Loehmann's Shoes store in San Francisco, CA in a location across from the San Francisco Loehmann's store. The Company also expanded its stores in San Francisco, CA and East Brunswick, NJ by 21,000 square feet and 12,000 square feet, respectively.

Distribution

     The Company operates a 404,000 square foot centralized distribution center located in Rutherford, NJ. As merchandise arrives at the Company's distribution center, it is priced, ticketed, assigned to individual stores by the Company's merchandising systems and packaged for delivery to the stores.

Marketing and Advertising

     A significant portion of Loehmann's advertising efforts involve direct mail and email announcements to members of The Insider Club, a free membership program. Members receive notification of special events throughout the year and a 15% discount on their birthdays. This database allows Loehmann's to track the purchase activity of current customers. These customers accounted for approximately 80% of total Company sales in fiscal year 2003.

Internet

     The Company maintains a website at www.loehmanns.com. The website provides information to customers on current promotions and new merchandise available in the stores. It also serves as a portal for gathering the email addresses of customers and signing up customers as members of the Company's Insider Club. Customers are offered an incentive in exchange for providing their email addresses. Currently, there are 580,000 email addresses in the Company's database. No merchandise is sold via the website. The Company's SEC filings can be accessed free of charge via its website.

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

Employees

     As of January 31, 2004, the Company had 1,784 employees, of whom 1,361 were store sales and clerical employees, 259 performed store managerial functions, and 164 were corporate (managerial and clerical) and warehouse (managerial) personnel. Warehouse labor is provided by a third party and these workers are not Company employees. Non-managerial employees are paid on an hourly basis. None of the Company's employees are represented by a labor union. The Company believes that its employee relations are good.

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

Risk Factors

     An investment in the Company is subject to certain risks. These risks are associated with the ongoing competitive pressures in the apparel industry, changes in the level of consumer spending or preferences in apparel, potential disruptions in the relationships established with certain vendors and the Company's reliance on key personnel. Future economic and industry trends that could potentially affect revenue and profitability are difficult to predict. See "Special Note Regarding Forward-looking Statements".

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

     Dependence on Key Personnel

     The Company's success depends to a significant extent upon the performance of its senior management team, particularly Robert N. Friedman, President and Chief Executive Officer, and Robert Glass, Chief Operating Officer, Chief Financial Officer and Secretary, who entered into employment agreements on January 1, 2001. On May 10, 2002 and subsequently on February 12, 2004, these employment agreements were amended, extending the period of service to 2008. The loss of services of either of the Company's executive officers could have a material adverse impact on the Company. The Company's success will depend on its ability to motivate and retain its key employees and to attract and retain qualified personnel in the future.

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

ITEM 2. PROPERTIES

     As of January 31, 2004, the Company operated 47 stores in 17 states and the District of Columbia. The Company does not own any of its stores and has no manufacturing facilities.

         Indicated below is a listing of the regions in which the Company operates its stores:

                                                                  Percent of
                                                     Number of  Fiscal Year 2003
                    Region                            Stores         Sales
                    ---------------------------------------------------------
                    California ...........              12             30.4%
                    New York  ............               7             21.6%
                    Mid-Atlantic..........               5             10.8%
                    New Jersey ...........               5             10.6%
                    Florida ..............               4              7.7%
                    Midwest ..............               4              7.2%
                    Texas ................               3              3.2%
                    Other West ...........               3              3.1%
                    New England ..........               2              2.8%
                    Other Southeast ......               2              2.6%
                                                       ---            ------
                                                        47            100.0%
                                                       ===            ======

     The Company follows the general industry practice of leasing all of its stores. The Company's stores range in size with an average size of 24,000 square feet. The stores are held under leases expiring from 2004 to 2021, excluding option periods. The leases for the Company's stores typically provide for a 15- to 20-year term with three five-year renewals that are automatic unless the Company elects to terminate the lease. The rental rate is typically a fixed amount rather than a percentage of a store's sales. The leases typically contain tax escalation clauses and require the Company to pay insurance, utilities, repair and maintenance expenses.

     The following table summarizes lease expirations and any renewal options:

                                                           Number of
Fiscal                          Number of Leases          Leases with           Range in Years
Years                               Expiring            Renewal Options       Of Option Periods
---------------------------    -------------------    --------------------    -------------------
2004                                   5                       4                          5
2005                                   4                       3                          5
2006                                   3                       3                          5
2007                                   5                       4                       5-10
2008                                   3                       3                          5
2009 and thereafter                   27                      16                          5

     The Company leases a 404,000 square foot distribution center located in Rutherford, NJ, which has served as its distribution center since December 2000. The initial lease term expires in December 2006. There are two additional five-year renewal options under the lease.

     The Company leases a 44,257 square foot facility, which serves as its corporate headquarters, in Bronx, NY. The Company made rental payments of $332,084 in fiscal year 2003. The lease is subject to 2% annual rent increases and expires in 2012 with two five-year renewal options.

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

         The following table sets forth the high and low bid prices for the Company's common stock for each full quarterly period indicated.

                      Fiscal Quarter Ended                     High                 Low
                      --------------------                     ----                 ---
                      Fiscal 2002
                      -----------
                      May 4, 2002                         $    7.93            $   5.57
                      August 3, 2002                          13.50                7.50
                      November 2, 2002                        13.55               10.25
                      February 1, 2003                        17.70               12.31

                      Fiscal 2003
                      -----------
                      May 3, 2003                             17.25               13.41
                      August 2, 2003                          15.50               12.25
                      November 1, 2003                        18.50               13.60
                      January 31, 2004                        19.84               17.37

     As of April 7, 2004, there were 522 holders of record and approximately 1,150 beneficial owners of the Company's common stock.

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

     The Company did not pay any dividends on its common stock in fiscal years 2003 or 2001. The Company does not have any present intention to pay any dividends in fiscal year 2004.

     In October 2000, April 2001 and February 2002, the Company distributed a total of 6,659,236 shares of common stock and 11% Senior Notes due 2005 in the aggregate amount of $25,000,000 to its creditors pursuant to its Second POR. The 6,659,236 shares of common stock reflect the Company's subsequent dividend in the nature of a 2-for-1 stock split. No sales commissions were paid in connection with the transaction. The shares and notes were issued in reliance upon the exemption from registration afforded by Section 3(a)(10) of the Securities Act of 1933, as amended.

     The table below sets forth certain information as of the Company's fiscal year ended January 31, 2004 regarding the shares of the Company's common stock available for grant or granted under stock option plans that (i) were adopted by the Company's stockholders and (ii) were not adopted by the Company's stockholders.

                                     Number of securities to    Weighted-average        Number of securities remaining
                                     be issued upon exercise    exercise price of       available for future issuance
                                     of outstanding options,    outstanding options,    under equity compensation plans
                                     warrants and rights        warrants and rights     (excluding securities in the first
                                                                                        column of this table)
                                     -----------------------    -------------------     ----------------------------------
Equity Compensation plans approved                630,000                 $6.90                    500,000
by security holders

Equity Compensation plans not                     770,200                 $5.85                    154,800
approved by security holders
                                     -------------------------- -------------------     ----------------------------------
Total                                           1,400,200                 $6.32                    654,800
                                     ========================== ===================     ==================================

     Description Of Plans Not Adopted By Stockholders

     The aggregate number of shares of the Company's common stock for which options may be granted under the 2000 Equity Incentive Plan is 525,000. Such options may be issued to management or key employees of the Company. The 2000 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee may grant both incentive stock options (options which comply with section 422 of the Internal Revenue Code of 1986, as amended) and non-qualified stock options. Although the Equity Incentive Plan does not specifically provide for the cashless exercise of options, it permits the administrators of the plan to provide for the method of exercise of the options granted under the plan. Options to purchase 517,200 shares of common stock have been issued under the 2000 Equity Incentive Plan.

     The aggregate number of shares of the Company's common stock for which options may be granted under the 2000 Director Option Plan is 400,000. Such options may be issued to non-employee directors of the Company. The 2000 Director Option Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee may grant only non-qualified stock options. The administrators may permit the cashless exercise of options. Options to purchase 253,000 shares of common stock have been issued under the 2000 Director Option Plan.

ITEM 6. SELECTED FINANCIAL DATA

         (In thousands except per share data)        2003         2002         2001         2000        1999
                                                   -------      -------      -------      -------      -------
          Net sales                              $ 364,588    $ 348,965    $ 322,524    $ 338,165    $ 374,657
          Net income (loss)                          7,913       12,597        7,093       31,450      (33,648)
          Net income per common share (Basic)         1.18         1.89         1.06         0.39            -
          Total assets                             139,308      134,979      129,232      119,774      147,073
          Long-term obligations                          -       11,407       26,528       25,000            -

     Fiscal year 2000 above represents the combined results of Loehmann's, Inc from January 30, 2000 to October 9, 2000 and Loehmann's Holdings, Inc. from October 10, 2000 to February 3, 2001. See Item 1 for information that materially affects the comparability of the data in the above table.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

     Loehmann's is a leading national specialty retailer of well known designer and brand name women's fashion apparel, men's furnishings, accessories, and shoes offered at prices that are typically 30% to 65% below department store prices. The Company operates 47 stores in 17 states and the District of Columbia with a concentration of stores in the New York Metro/Mid Atlantic area, California and Florida.

     The Company opened 4 new stores in 2003 in Troy, MI, East Hanover, NJ, Chevy Chase, DC and Natick, MA as well as expanding its stores in San Francisco, CA and East Brunswick, NJ. In total, the Company increased its retail square footage by 14% to 1.2 million square feet. The Company will continue to follow a conservative strategy by opening 3-5 new stores per year in existing markets.

     Comparable store sales decreased for the year by 2.5% primarily due to unseasonably cold weather in the first part of the fiscal year. Sales improved during the latter part of the fiscal year with a comparable store sales increase of 0.5% over the last six months of the year. With the additional new stores and expanded stores, the Company's total sales increased by 4.5%.

     Net income per diluted share was $1.05, down from $1.71 in the prior year. Last year included a gain on the sale of building which increased net income per diluted share by $0.31 on an after tax basis. The Company has a net operating loss carryforward of $8.9 million and was able to release its tax valuation allowance in fiscal year 2003 because of its earnings performance over the last three years. This resulted in an increase in deferred tax assets in the amount of $4.7 million and a corresponding reduction in reorganization value in excess of identifiable assets.

     Loehmann's generated cash from operations of $16.7 million and used $8.4 million for capital expenditures and $11.4 million to redeem the outstanding balance of the 11% Senior notes. As a result of the Senior note redemption the Company reduced its interest expense by $1.7 million.

     The discussion and analysis below further explains the Company results of operations for fiscal year 2003.

Results of Operations

The following table sets forth statement of operations data as a percentage of net sales for each of the last three fiscal years:

                                                 2003      2002      2001
                                                ------    ------    ------
                                                % of      % of       % of
                                                Sales      Sales     Sales
                                                ------    ------    ------

     Net sales                                  100.0%    100.0%    100.0%
     Cost of sales                               62.0%     61.6%     62.9%
                                                ------    ------    ------
     Gross margin                                38.0%     38.4%     37.1%

     Revenue from leased departments              0.5%      0.4%      0.5%
                                                ------    ------    ------
     Operating profit                            38.5%     38.8%     37.6%

     Selling, general and administrative
     expenses                                    31.8%     30.5%     31.0%
     Depreciation and amortization                2.7%      2.5%      3.0%
     Write off of deferred financing fees         0.1%         -         -
     Gain on sale of building                        -      1.1%         -
     Charge for store closing                        -         -      0.2%
                                                ------    ------    ------

     Operating income                             3.9%      6.9%      3.4%

     Interest expense, net                        0.3%      0.8%      1.2%
                                                ------    ------    ------

     Income before income taxes                   3.6%      6.1%      2.2%

     Provision for income taxes, net              1.4%      2.5%         -
                                                ------    ------    ------

     Net income applicable to common stock        2.2%      3.6%      2.2%
                                                ======    ======    ======

Fiscal Year 2003 Compared to Fiscal Year 2002

     Net sales increased $15.6 million, or 4.5%, from $349.0 million in fiscal 2002 to $364.6 million in fiscal 2003. This increase is primarily attributable to (i) a net increase of $31.0 million in sales related to new stores offset by,
(ii) the comparable store sales decrease of $8.3 million and (iii) a net decrease of $7.1 million in sales related to three closed stores.

     Comparable store sales (stores that were in operation for both periods) decreased 2.5% during fiscal year 2003 as compared to fiscal year 2002. Included in the comparable store sales are the expansions to the stores in San Francisco, CA and East Brunswick, NJ. The decrease was primarily a result of the unseasonably cold weather in the first and second quarters of fiscal 2003. Comparable sales for the last six months of the year increased 0.5%.

     Gross margin increased $4.6 million from $134.0 million in fiscal 2002 to $138.6 million in fiscal 2003. The increase is attributable to (i) a net increase of $11.2 million in margin related to new stores offset by, (ii) the comparable store margin decrease of $3.9 million and (iii) a decrease of $2.7 million in margin related to three closed stores.

     Gross margin percentage was 38.0% compared to 38.4% in the prior fiscal year. The decrease in the percentage was attributed to an increase of markdowns offset by an increase in the markup of merchandise mix.

     Selling, general and administrative expenses for fiscal year 2003 increased to $116.0 million, or 31.8% of net sales, from $106.5 million, or 30.5% of net sales in fiscal year 2002. The increase of $9.5 million was primarily due to a net increase of $9.2 million of expenses related to the new stores opened within the past eighteen months. Included in new store expenses were $0.7 million of one time pre-opening expenses.

     Comparable store SG&A expenses for fiscal year 2003 increased 1.7% to $104.9 million compared to $103.2 million in fiscal year 2002. As a percentage of net sales, SG&A expenses increased to 31.8% from 30.5% in the prior fiscal year. The increase of 130 basis points was due primarily to (i) the decrease in the comparable store sales of 2.5% and (ii) an increase in store occupancy expenses.

Reconciliation of SG&A expenses to comparable store SG&A expenses:

                                    Fiscal Year Ended
                                  -----------------------
(In thousands)                   January 31,    February 1,
                                    2004           2003
                                  ---------     ---------
Total SG&A expenses               $ 115,967     $ 106,465
New stores SG&A expenses            (11,030)       (1,880)
Closed stores SG&A expenses               -        (1,411)
                                  ---------     ---------
Comparable store SG&A expenses    $ 104,937     $ 103,174
                                  =========     =========

     Depreciation and amortization for fiscal year 2003 was $9.7 million as compared to $8.9 million for fiscal year 2002. The increase in depreciation expense is due primarily to assets placed in service at the new stores opened within the last 18 months.

     As a result of the items explained above, operating income, as a percentage of sales, decreased to 3.9%, or $14.2 million, in fiscal year 2003 as compared to 6.9%, or $24.0 million in fiscal year 2002.

     Net interest expense for fiscal year 2003 was $1.1 million as compared to $2.6 million for fiscal year 2002, a decrease of $1.5 million. The decrease was due primarily to (i) a decrease in note interest expense of $1.7 million resulting from the Company's repayment of $11.4 million on the Company's 11% senior notes in fiscal year 2003, and (ii) a decrease in interest earned of $0.3 million on cash invested in cash equivalents.

     The Company's effective tax rate for fiscal year 2003 was 39.3%. (See Note
4. of the Notes to Financial Statements.) The Company's provision for income taxes for fiscal year 2003 was $5.1 million compared to $8.8 million in 2002.

     As a result of the items explained above, net income for fiscal year 2003 was $7.9 million, or $1.18 per basic share and $1.05 per diluted share, compared to fiscal year 2002 of $12.6 million, or $1.89 per basic share and $1.71 per diluted share. Excluding the gain on the sale of the building, net of income taxes, net income for fiscal year 2002 would have been $10.3 million, or $1.54 per basic share and $1.40 per diluted share.

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

     In July 2002, the Company sold its building in Bronx, NY. The depreciation associated with the building was $0.3 million in fiscal year 2002 as compared to $0.6 million for fiscal year 2001. The Company realized a one-time gain of $3.9 million on the sale of the Bronx, NY building.

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

     Net income for fiscal year 2002 was $12.6 million, or $1.89 per basic share and $1.71 per diluted share, compared to fiscal year 2001 of $7.1 million, or $1.06 per basic share and $1.04 per diluted share. Excluding the gain on the sale of the building, net of income taxes, net income for fiscal year 2002 would have been $10.3 million, or $1.54 per basic share and $1.40 per diluted share.

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

     The following table sets forth certain unaudited operating data for the Company's eight fiscal quarters ended January 31, 2004. The quarterly information includes all normal recurring adjustments which management considers necessary for a fair presentation of the information shown.



(In thousands, except per share data)                         Fiscal Year 2003
                                        ---------------------------------------------------------
                                          First      Second        Third      Fourth
                                         Quarter     Quarter      Quarter     Quarter      Total
                                        --------    --------     --------    --------    --------
(Unaudited)
Statement of operations data
Net sales ..........................    $ 90,428    $ 79,279     $101,041    $ 93,840    $364,588
Gross margin .......................      36,427      27,863       41,726      32,630     138,646
Revenue from leased departments ....         329         423          439         586       1,777
                                        --------    --------     --------    --------    --------
Operating profit ...................      36,756      28,286       42,165      33,216     140,423
Selling, general and
   administrative expenses .........      29,246      26,745       31,160      28,816     115,967
Depreciation and
   amortization ....................       2,345       2,439        2,491       2,471       9,746
Write off of deferred financing fees           -           -            -         548         548
                                        --------    --------     --------    --------    --------
Operating income (loss) ............       5,165        (898)       8,514       1,381      14,162
Interest expense ...................         458         319          296          48       1,121
                                        --------    --------     --------    --------    --------
Income (loss) before income taxes ..       4,707      (1,217)       8,218       1,333      13,041
Provision for income taxes .........       1,955        (524)       3,309         388       5,128
                                        --------    --------     --------    --------    --------
Net income (loss) ..................    $  2,752    $   (693)    $  4,909    $    945    $  7,913
                                        ========    ========     ========    ========    ========
Earnings per share:
  Basic ............................    $   0.41    $  (0.10)    $   0.73    $   0.14    $   1.18
                                        ========    ========     ========    ========    ========
  Diluted ..........................    $   0.37    $  (0.10)    $   0.65    $   0.12    $   1.05
                                        ========    ========     ========    ========    ========

(In thousands, except per share data)                  Fiscal Year 2002
                                   ---------------------------------------------------------
                                    First      Second       Third       Fourth
                                   Quarter     Quarter     Quarter     Quarter        Total
                                   --------    --------    --------    --------     --------
(Unaudited)
Statement of operations data
Net sales .....................    $ 93,397    $ 75,284    $ 94,731    $ 85,553     $348,965
Gross margin ..................      36,861      27,597      39,035      30,541      134,034
Revenue from leased departments         282         346         303         524        1,455
                                   --------    --------    --------    --------     --------
Operating profit ..............      37,143      27,943      39,338      31,065      135,489
Selling, general and
   administrative expenses ....      27,260      24,772      27,543      26,890      106,465
Depreciation and
   amortization ...............       2,155       2,160       2,203       2,363        8,881
Gain on sale of building ......           -       3,934           -         (10)       3,924
Charge for store closing ......           -           -           -          45           45
                                   --------    --------    --------    --------     --------
Operating income ..............       7,728       4,945       9,592       1,757       24,022
Interest expense ..............         786         668         743         424        2,621
                                   --------    --------    --------    --------     --------
Income before income taxes ....       6,942       4,277       8,849       1,333       21,401
Provision for income taxes ....       2,739       1,683       3,458         924        8,804
                                   --------    --------    --------    --------     --------
Net income ....................    $  4,203    $  2,594    $  5,391    $    409     $ 12,597
                                   ========    ========    ========    ========     ========
Earnings per share:
  Basic .......................    $   0.63    $   0.39    $   0.81    $   0.06     $   1.89
                                   ========    ========    ========    ========     ========
  Diluted .....................    $   0.60    $   0.36    $   0.73    $   0.05     $   1.71
                                   ========    ========    ========    ========     ========

Liquidity and Capital Resources

     On November 25, 2003, the Company entered into a new credit facility with The CIT Group/Business Credit, Inc. (the "New Credit Facility"). The New Credit Facility provides for a $50.0 million revolving line of credit. The availability of the revolving line of credit under the New Credit Facility is subject to certain inventory-related borrowing base requirements. Repayment of amounts borrowed under the New Credit Facility is secured by a lien on substantially all the assets of the Company. Deferred financing fees of $548,000 related to the Bankers Trust credit facility were written off in fiscal 2003. Prior to November 25, 2003, the Company had a $60.0 million credit facility with Bankers Trust Company (the "Old Credit Facility"). Repayments of amounts borrowed under the Old Credit Facility was secured by substantially all of the Company's assets. The availability of the revolving line of credit under the Old Credit Facility was subject to certain inventory-related borrowing base requirements.

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

     During fiscal year 2003, net cash provided by operations was $16.7 million compared to $19.4 million in fiscal year 2002, a decrease of $2.7 million. The primary source of cash flow provided by operations was net income before depreciation and amortization, which decreased by $4.7 million. Working capital increased to $27.2 million from $24.3 million in the prior year.

     Merchandise inventory increased $7.7 million during fiscal year 2003. The increase in inventory is due primarily to (i) an increase of $5.8 million in pack-away inventory that is not immediately available for sale (See Note 2. of the Notes to Financial Statements), and (ii) an increase in new store inventory of $3.0 million partially offset by (iii) a decrease in comparable store inventory of $1.4 million.

     Accounts payable increased $4.7 million in fiscal year 2003. The increase in accounts payable was primarily the result of increased merchandise purchases, explained above, and the Company's continued attainment of favorable payment terms with its vendors following its emergence from bankruptcy.

     Cash flows used in investing activities were $8.4 million for fiscal year 2003, comprised entirely of capital expenditures. Capital expenditures for fiscal year 2003 include costs for four new stores, one new shoe store, store remodels and expansions, systems enhancements and distribution center improvements. Capital expenditures decreased $3.2 million from fiscal year 2002. The decrease in capital expenditures was due primarily to two projects completed in fiscal year 2002, (i) an upgrade to the store equipment used to process merchandise markdowns costing $1.8 million and (ii) an expansion to the Company's distribution center in Rutherford, NJ costing $1.2 million.

     Cash used in financing activities was $11.4 million for fiscal year 2003, primarily from a repayment of $11.4 million on the Company's 11% senior notes. At the end of fiscal year 2003, the Company had $8.0 million of cash and cash equivalents. In addition to the cash and cash equivalents of $8.0 million, the Company had borrowing availability under the New Credit Facility of $37.4 million at the end of the fiscal year. Borrowing availability is calculated based on (i) 75% of eligible inventory plus (ii) 85% of eligible accounts receivables less borrowings as defined in the New Credit Agreement. The Company believes that cash generated from operations and funds available under the Credit Facility will be sufficient to satisfy its cash requirements for the next twelve months.

Contractual Obligations

     The Company has aggregate contractual obligations of $191.7 million related to operating leases as follows:

                                                                      Fiscal Year
                        --------------------------------------------------------------------------------------------------------
(In thousands)            2004            2005            2006            2007            2008         Thereafter         Total
                        --------        --------        --------        --------        --------        --------        --------
Operating leases        $ 20,076        $ 20,250        $ 20,155        $ 18,190        $ 17,665        $ 95,369        $191,705

                        --------        --------        --------        --------        --------        --------        --------
Total ..........        $ 20,076        $ 20,250        $ 20,155        $ 18,190        $ 17,665        $ 95,369        $191,705
                        ========        ========        ========        ========        ========        ========        ========

(See Note 9. of the Notes to Financial Statements.)

Critical Accounting Policies

     Inventory

     Merchandise inventory is valued at the lower of cost or market as determined by the retail inventory method, which the Company believes approximates fair value. However, certain warehoused inventory, referred to as pack-away inventory, that is not immediately available for sale is valued on a specific cost basis. The pack-away inventory valued on a specific cost basis at January 31, 2004 and February 1, 2003 was $23.0 million and $17.2 million, respectively.

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

     Revenue Recognition and Leased Sales

     The Company recognizes revenue when goods are sold, at retail, to customers in its stores. Fragrances is a leased department. Gross margin from fragrance sales are shown as revenue from leased departments on the Company's statements of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A hypothetical 100 basis point increase in interest rates relating to the Company's revolving credit facility for Fiscal Years 2003, 2002 and 2001 would have decreased pre-tax income by $57,000, $62,000 and $136,000, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements are included at the end of this Annual Report on Form 10-K at the pages indicated below:

Report of Independent Auditors......................................................................F-2

Consolidated Balance Sheets at January 31, 2004 and February 1, 2003................................F-3

Consolidated Statements of Operations for the fiscal years ended January 31, 2004,
February 1, 2003 and February 2, 2002...............................................................F-4

Consolidated Statement of Changes in Common Stockholders' Equity for the fiscal years ended January 31, 2004, February 1,2003 and February 2, 2002..................................F-5

Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2004,
February 1, 2003 and February 2, 2002...............................................................F-6

Notes to Financial Statements.......................................................................F-7

Schedule II - Valuation and Qualifying Accounts....................................................F-18

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


ITEM 9A. CONTROLS AND PROCEDURES

     The Company conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13(a)-14(c) under the Securities Exchange Act of 1934, as amended, as of January 31, 2004. Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

         There have been no changes in the Company's internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting.

PART III.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company incorporates by reference herein the sections entitled "Election of Directors" and "Management" in the Company's Proxy Statement to be mailed to stockholders in connection with the Company's 2004 annual meeting.

     The Company has adopted a code of ethics that applies to all of its directors, officers (including its Chief Executive Officer, Chief Financial Officer, Controller and any person performing similar functions) and employees. The Company has filed a copy of this code of ethics as Exhibit 14 to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The Company incorporates by reference herein the section entitled "Management" in the Company's Proxy Statement to be mailed to stockholders in connection with the Company's 2004 annual meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

     The Company incorporates by reference herein the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be mailed to stockholders in connection with the Company's 2004 annual meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company incorporates by reference herein the sections entitled "Certain Relationships and Related Transactions" and "Management" in the Company's Proxy Statement to be mailed to stockholders in connection with the Company's 2004 annual meeting.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Company incorporates by reference herein the sections entitled "Audit Fees", "Audit Related Fees", "Tax Fees" and "All Other Fees" in the Company's Proxy Statement to be mailed to stockholders in connection with the Company's 2004 annual meeting.


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

                  3.1 Amended and Restated Certificate of Incorporation of Loehmann's Holdings, Inc. filed as Exhibit 99.T3A to Form-T3 (Commission File No. 022-22475) and incorporated herein by reference.

                  3.2 Amended and Restated By-Laws of Loehmann's Holdings, Inc. filed as Exhibit 99.T3B to Form T3 (Commission File No. 022-22475) and incorporated herein by reference.

                  4.1 Credit Agreement, dated as of November 25, 2003, among Loehmann's Operating Co., as Borrower, the Lenders, and The CIT Group/Business Credit, Inc., as Agent filed as Exhibit 4.1 to the Loehmann's Holdings, Inc. Form 8-K dated December 3, 2003 (Commission File No. 0-31787) and incorporated herein by reference

                  4.2 Guaranty from Loehmann's Holdings, Inc., Loehmann's, Inc., and Loehmann's Real Estate Holdings, Inc. to The CIT Group/Business Credit, Inc., dated as of November 25, 2003 filed as Exhibit 4.2 to the Loehmann's Holdings, Inc. Form 8-K dated December 3, 2003 (Commission File No. 0-31787) and incorporated herein by reference

                  4.3 Security Agreement among Loehmann's Holdings, Inc., Loehmann's, Inc., and Loehmann's Real Estate Holdings, Inc. and The CIT Group/Business Credit, Inc., dated as of November 25, 2003 filed as Exhibit
                           4.3 to the Loehmann's Holdings, Inc. Form 8-K dated December 3, 2003 (Commission File No. 0-31787) and incorporated herein by reference

                  4.4 Pledge Agreement between Loehmann's Holdings, Inc., Loehmann's, Inc. and The CIT Group/Business Credit, Inc., dated as of November 25, 2003 filed as Exhibit
                           4.4 to the Loehmann's Holdings, Inc. Form 8-K dated December 3, 2003 (Commission File No. 0-31787) and incorporated herein by reference

                  10.1 Lease Agreement, dated October 6, 1998, by and between Maurice M. Weill, Trustee for Rutherford Property and Loehmann's, Inc. filed as Exhibit 10.6 to the Loehmann's, Inc. Annual Report on Form 10-K for the year ended January 29, 2000 (Commission File No. 0-28410) and incorporated herein by reference.

                  10.2 Employment Agreement between Loehmann's Holdings, Inc. and Robert N. Friedman, dated as of January 1, 2001, filed as Exhibit 10.2 to the Loehmann's Holdings, Inc. Annual Report on Form 10-K for the year ended February 3, 2001 (Commission File No. 0-31787) and incorporated herein by reference.+

                  10.3 Amendment to the Employment Agreement between Loehmann's Holdings, Inc. and Robert N. Friedman, dated as of May 10, 2002, filed as Exhibit 10.3 to the Loehmann's Holdings, Inc. Annual Report on Form 10-K for the year ended February 1, 2003 (Commission File No. 0-31787) and incorporated herein by reference.+

                  10.4 Amendment to the Employment Agreement between Loehmann's Holdings, Inc. and Robert N. Friedman, dated as of February 12, 2004.+*

                  10.5 Employment Agreement between Loehmann's Holdings, Inc. and Robert Glass, dated as of January 1, 2001, filed as Exhibit 10.3 to the Loehmann's Holdings, Inc. Annual Report on Form 10-K for the year ended February 3, 2001 (Commission File No. 0-31787) and incorporated herein by reference.+

                  10.6 Amendment to the Employment Agreement between Loehmann's Holdings, Inc. and Robert Glass, dated as of May 10, 2002, filed as Exhibit 10.5 to the Loehmann's Holdings, Inc. Annual Report on Form 10-K for the year ended February 1, 2003 (Commission File No. 0-31787) and incorporated herein by reference.+

                  10.7 Amendment to the Employment Agreement between Loehmann's Holdings, Inc. and Robert Glass, dated as of February 12, 2004.+*

                  10.8 2000 Director Stock Option Plan dated January 10, 2001, filed as Exhibit 10.4 to the Loehmann's Holdings, Inc. Annual Report on Form 10-K for the year ended February 3, 2001 (Commission File No. 0-31787) and incorporated herein by reference.+

                  10.9 Amended and restated 2001 Stock Option Plan dated September 21, 2001, filed as Exhibit 10.7 to the Loehmann's Holdings, Inc. Annual Report on Form 10-K for the year ended February 1, 2003 (Commission File No. 0-31787) and incorporated herein by reference.+

                  10.10 2000 Equity Incentive Plan dated September 10, 2000, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Commission File No. 333-85664) and incorporated herein by reference.+

                  14       Code of Business Conduct and Ethics.*

                  21 List of Subsidiaries, filed as Exhibit 21 to the Loehmann's Holdings, Inc. Annual Report on Form 10-K for the year ended February 1, 2003 (Commission File No. 0-31787) and incorporated herein by reference.

                  23.1     Consent of Independent Auditors.*

                  31.1     Certificate of Chief Executive Officer required by
                           Section 15d-14(a) of the Rules and Regulations under the Securities Exchange Act of 1934.*

                  31.2     Certificate of Chief Financial Officer required by
                           Section 15d-14(a) of the Rules and Regulations under the Securities Exchange Act of 1934.*

                  32.1 Certificate of Chief Executive Officer required by 18 U.S.C. Section 1350.*

                  32.2 Certificate of Chief Financial Officer required by 18 U.S.C. Section 1350.*


------------------
*  Filed herewith

+ Management contract or compensation plan or arrangement required to be noted as provided in Item 14(a) of the Form 10-K rules.

(b) Reports on Form 8-K

The Company filed a report on Form 8-K under items 7 and 12 of Form 8-K, dated December 2, 2003, announcing the Company's financial results for the quarter ended November 1, 2003.

The Company filed a report on Form 8-K under items 2 and 7 of Form 8-K, dated December 3, 2003, announcing the Company had entered into a Loan and Security agreement with The CIT Group/Business Credit, Inc..

The Company filed a report on Form 8-K under items 7 and 12 of Form 8-K, dated April 13, 2004, announcing the Company's financial results for the quarter and fiscal year ended January 31, 2004.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

                                               LOEHMANN'S HOLDINGS, INC.


                 Dated: April 7, 2004          /s/ Robert Glass
                                               -----------------------------
                                               Robert Glass, Chief Operating
                                               Officer, Chief Financial Officer,
                                               Secretary and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

          Signature                         Title                                           Date
         /s/ Robert N. Friedman
------------------------------------
         Robert N. Friedman                 Chief Executive Officer and Director        April 7, 2004

         /s/ Robert Glass
------------------------------------
         Robert Glass                       Chief Operating Officer, Chief              April 7, 2004
                                            Financial Officer and Director

         /s/ William J. Fox
------------------------------------
         William J. Fox                     Co-Chairman and Director                    April 7, 2004

         /s/ Joseph Nusim
------------------------------------
         Joseph Nusim                       Co-Chairman and Director                    April 7, 2004

         /s/ Carol Gigli Greer
------------------------------------
         Carol Gigli Greer                  Director                                    April 7, 2004

         /s/ Cory Lipoff
------------------------------------
         Cory Lipoff                        Director                                    April 7, 2004

         /s/ Erwin A. Marks
------------------------------------
         Erwin A. Marks                     Director                                    April 7, 2004

                          Index to Financial Statements

                            Loehmann's Holdings, Inc.

                                    Contents


Report of Independent Auditors......................................................................F-2

Consolidated Balance Sheets at January 31, 2004 and February 1, 2003................................F-3

Consolidated Statements of Operations for the fiscal years ended January 31, 2004,
February 1, 2003 and February 2, 2002...............................................................F-4

Consolidated Statements of Changes in Common Stockholders' Equity for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002.......................................F-5

Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2004,
February 1, 2003 and February 2, 2002...............................................................F-6

Notes to Financial Statements.......................................................................F-7

Schedule II - Valuation and Qualifying Accounts....................................................F-18

                         Report of Independent Auditors



Board of Directors and Stockholders
Loehmann's Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Loehmann's Holdings, Inc. as of January 31, 2004 and February 1, 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2004. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Loehmann's Holdings, Inc. at January 31, 2004 and February 1, 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the accompanying consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.




                                                          /s/ Ernst & Young LLP
                                                          ---------------------

New York, New York
March 15, 2004

                            Loehmann's Holdings, Inc.

                           Consolidated Balance Sheets

                                 (In thousands)

                                                                    January      February
                                                                    31, 2004      1, 2003
                                                                    --------     --------
Assets
Current assets:
   Cash and cash equivalents                                        $  8,046     $ 11,217
   Accounts receivable and other assets                                7,392        6,628
   Merchandise inventory                                              59,177       51,506
                                                                    --------     --------
Total current assets                                                  74,615       69,351

Property, equipment and leaseholds, net                               43,893       45,087
Deferred financing fees and other assets, net                          1,305        1,585
Deferred tax asset                                                     8,252        2,968
Reorganization value in excess of identifiable assets, net            11,243       15,988
                                                                    --------     --------
Total assets                                                        $139,308     $134,979
                                                                    ========     ========


Liabilities and common stockholders' equity
Current liabilities:
   Accounts payable                                                 $ 28,330     $ 23,603
   Accrued expenses                                                   19,041       20,138
   Income taxes payable                                                    -        1,351
                                                                    --------     --------
Total current liabilities                                             47,371       45,092

 11% Senior notes due December 2005                                        -       11,407

Deferred tax liability                                                 3,441            -

Other noncurrent liabilities                                           7,870        6,195

Common stockholders' equity:
   Common stock, $0.01 par value, 20,000,000 shares authorized;
     6,729,236 shares issued and 6,659,236 shares issued and
     outstanding at January 31, 2004 and February 1, 2003,
     respectively                                                         67           66
   Additional paid-in capital                                         50,361       49,934
   Retained earnings                                                  30,198       22,285
                                                                    --------     --------
Total common stockholders' equity                                     80,626       72,285
                                                                    --------     --------
Total liabilities and common stockholders' equity                   $139,308     $134,979
                                                                    ========     ========


The accompanying notes are an integral part of these financial statements.

                            Loehmann's Holdings, Inc.

                      Consolidated Statements of Operations

                      (In thousands, except per share data)

                                                  Fiscal Year  Fiscal Year Fiscal Year
                                                    Ended        Ended       Ended
                                                 January 31,   February 1, February 2,
                                                     2004        2003          2002
                                                   -------      -------      -------
Net sales                                         $364,588     $348,965     $322,524
Cost of sales                                      225,942      214,931      202,923
                                                   -------      -------      -------
Gross margin                                       138,646      134,034      119,601

Revenue from leased departments                      1,777        1,455        1,574
                                                   -------      -------      -------
Operating profit                                   140,423      135,489      121,175

Selling, general, and administrative expenses      115,967      106,465       99,864
Depreciation and amortization                        9,746        8,881        9,800
Write off of deferred financing fees                   548            -            -
Gain on sale of building                                 -        3,924            -
Charge for store closing                                 -           45          500
                                                   -------      -------      -------
Operating income                                    14,162       24,022       11,011

Interest expense, net                                1,121        2,621        3,918
                                                   -------      -------      -------

Net income before income taxes                      13,041       21,401        7,093

Provision for income taxes, net                      5,128        8,804            -
                                                   -------      -------      -------
Net income                                        $  7,913     $ 12,597     $  7,093
                                                   =======      =======      =======

Earnings per share:
   Basic                                          $   1.18     $   1.89     $   1.06
                                                   =======      =======      =======
   Diluted                                        $   1.05     $   1.71     $   1.04
                                                   =======      =======      =======

Weighted average common shares and common share equivalents used in earnings per share calculation:

   Basic                                             6,698        6,659        6,664
                                                   =======      =======      =======
   Diluted                                           7,538        7,351        6,806
                                                   =======      =======      =======

   The accompanying notes are an integral part of these financial statements.

                            Loehmann's Holdings, Inc.

        Consolidated Statements of Changes in Common Stockholders' Equity

                      (In thousands, except share amounts)



                                                                 Common Stock
                                                           -------------------------     Additional
                                                            Number of                     Paid-in        Retained
                                                             Shares         Amount        Capital        Earnings        Totals
                                                           ---------      ----------     ----------     ----------     ----------
Balances as of February 3, 2001                            6,666,666      $       66     $   49,934     $    2,595     $   52,595
Adjustment to new common shares distributed                   (2,310)                                                           -
Net Income for the fiscal year ended February 2, 2002              -               -              -          7,093          7,093
                                                           ---------      ----------     ----------     ----------     ----------
Balances as of February 2, 2002                            6,664,356      $       66     $   49,934     $    9,688     $   59,688
Adjustment to new common shares distributed                   (5,120)
Net Income for the fiscal year ended February 1, 2003              -               -              -         12,597         12,597
                                                           ---------      ----------     ----------     ----------     ----------
Balances as of February 1, 2003                            6,659,236      $       66     $   49,934     $   22,285     $   72,285
Stock options exercised                                       70,000               1            427              -            428
Net Income for the fiscal year ended January 31, 2004              -               -              -          7,913          7,913
                                                           =========      ==========     ==========     ==========     ==========
Balances as of January 31, 2004                            6,729,236      $       67     $   50,361     $   30,198     $   80,626
                                                           =========      ==========     ==========     ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                            Loehmann's Holdings, Inc.

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                          Fiscal Year  Fiscal Year   Fiscal Year
                                                             Ended        Ended         Ended
                                                          January 31,   February 1,   February 2,
                                                             2004          2003          2002
                                                           --------      --------      --------
Cash flows from operating activities:
Net income                                                 $  7,913      $ 12,597      $  7,093
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization                            9,746         8,881         9,800
     Non-cash PIK interest on 11% senior notes                    -             -         1,528
     Increase in deferred tax asset                          (5,284)         (611)       (2,357)
     Increase in deferred tax liability                       3,441             -             -
     Adjustments to reorganization value                      4,745         3,393          (694)
     Write off of financing fees                                548             -             -
     Charge for store closing                                     -           401           500
     Gain on sale of building                                     -        (3,924)            -
     Write off of fixed assets                                  135             -             -
     Changes in assets and liabilities:
       Accounts receivable and other assets                    (764)         (625)         (221)
       Merchandise inventory                                 (7,671)       (7,534)        1,759
       Accounts payable                                       4,727         4,176         7,307
       Accrued expenses                                      (1,097)        1,701        (1,209)
       Accrued income taxes                                  (1,351)          463          (783)
                                                           --------      --------      --------
Net change in current assets and liabilities                 (6,156)       (1,819)        6,853
Net change in other noncurrent assets and liabilities         1,632           505           749
                                                           --------      --------      --------
Total adjustments                                             8,807         6,826        16,379
                                                           --------      --------      --------
Net cash provided by operations                              16,720        19,423        23,472

Cash flows from investing activities:
Capital expenditures                                         (8,446)      (11,656)       (4,609)
Net proceeds from sale of building                                -         4,839             -
                                                           --------      --------      --------
Net cash used in investing activities                        (8,446)       (6,817)       (4,609)
                                                           --------      --------      --------

Cash flows from financing activities:
Payments on 11% senior notes                                (11,407)      (15,121)            -
Payments on revolving credit facility, net                        -             -        (6,568)
Net issuance of common stock                                    428             -             -
Other financing activities, net                                (466)         (150)            -
                                                           --------      --------      --------
Net cash used in financing activities                       (11,445)      (15,271)       (6,568)
                                                           --------      --------      --------

Net (decrease) increase in cash and cash equivalents         (3,171)       (2,665)       12,295
Cash and cash equivalents at beginning of period             11,217        13,882         1,587
                                                           --------      --------      --------
Cash and cash equivalents at end of period                 $  8,046      $ 11,217      $ 13,882
                                                           ========      ========      ========

Supplemental disclosure of cash flow information
Cash interest paid during the period                       $  1,513      $  3,245      $  2,414
                                                           ========      ========      ========

Cash paid for income taxes during the period               $  3,818      $  4,219      $  3,415
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

Fiscal Year - The Company follows the standard fiscal year of the retail industry, which is a 52 or 53-week period ending on the Saturday closest to January 31. The fiscal years ended January 31, 2004 ("Fiscal Year 2003"); February 1, 2003 ("Fiscal Year 2002"); and February 2, 2002 ("Fiscal Year 2001") had 52 weeks.

Cash and Cash Equivalents - The Company considers all highly liquid marketable securities purchased with an original maturity of three months or less to be cash and cash equivalents.

Merchandise Inventory - Merchandise inventory is valued at the lower of cost or market as determined by the retail inventory method, which the Company believes approximates fair value. However, certain inventory that is not immediately available for sale, referred to as "pack-away", is valued on a specific cost basis. The pack-away inventory valued on a specific cost basis at January 31, 2004 and February 1, 2003 was $23.0 million and $17.2 million, respectively.

Revenue Recognition - The Company recognizes revenue when goods are sold, at retail, to customers in its stores.

Leased Department Sales - Fragrances are a leased department. In accordance with the adoption of SAB 101, gross margin from fragrance sales is shown as revenue from leased departments on the Company's statements of operations.

Advertising Expense - The cost of advertising is expensed as incurred. Advertising costs were $12.2 million, $10.9 million, and $10.7 million during Fiscal Years 2003, 2002, and 2001, respectively.

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

                            Loehmann's Holdings, Inc.

                          Notes to Financial Statements


Pre-opening Costs - Expenses incurred in connection with the opening of new stores are expensed in the fiscal quarter in which the store opens. There were $0.7 million and $0.4 million in pre-opening costs in Fiscal Years 2003 and 2002, respectively, compared to no pre-opening costs incurred in Fiscal Year 2001.

Reorganization Value in Excess of Identifiable Assets - As part of the Company's emergence from bankruptcy, the Company's reorganization value was established at $75 million. In allocating the reorganization value, the Company's assets were recorded at their assumed fair value with the excess of the reorganization value over the value of identifiable assets reported as "reorganization value in excess of identifiable assets." This asset was being amortized over 25 years through Fiscal Year 2001. The accumulated amortization at February 2, 2002 was $1.0 million. Beginning in Fiscal Year 2002, the Company ceased amortizing this asset in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets".

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets ("Statement 142"), whereby goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently, if impairment indicators arise. The Company applied the new rules on accounting for goodwill and other intangible assets on January 1, 2002, and as such ceased amortizing its reorganization value in excess of identifiable assets. The Company performed the required annual reorganization value in excess of identifiable assets impairment test and determined there was no impairment.

Deferred Debt Issuance Costs - Deferred debt issuance costs are amortized over the terms of the related debt agreement. Deferred debt issuance costs were $0.5 million and $1.4 million at January 31, 2004 and February 1, 2003. Amortization expense for Fiscal Years 2003, 2002, and 2001 amounted to $0.8 million, $0.3 million and $0.2 million, respectively. Total accumulated amortization was $0.0 million at January 31, 2004 and $0.6 million at February 1, 2003.

On November 25, 2003, the Company entered into a new credit facility with The CIT Group/Business Credit, Inc. Deferred financing fees of $0.5 million related to the old credit facility with Bankers Trust Company were written off in Fiscal Year 2003 (See Footnote 5. Debt). The Company is currently amortizing $0.5 million of deferred financing fees associated with the new credit facility with The CIT Group/Business Credit, Inc. over a three year period ending November 24, 2006

Income Taxes - Income taxes are provided using the liability method.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Net Income Per Share of Common Stock - Basic earnings per share ("EPS") is determined by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is determined by dividing net income by the weighted average number of shares of common stock and

                            Loehmann's Holdings, Inc.

                          Notes to Financial Statements

stock options outstanding during the period. The Company's common stock was distributed following the Company's emergence from bankruptcy on October 10, 2000.

In September 2002, the Company's Board of Directors declared a dividend in the nature of a 2-for-1 stock split of the Company's common stock. All share and per share amounts have been retroactively restated to reflect the impact of the stock split.

Stock-Based Compensation - In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has not adopted a method under SFAS No. 148 to expense stock options but rather continues to follow APB 25 and related interpretations in accounting for stock options and accordingly, has recognized no compensation expense with respect to options granted to key employees or options granted to non-employee directors. Had compensation cost been determined based upon the fair value at grant date for awards consistent with the methodology prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per share would have been the pro forma amounts indicated below:

                                                        Fiscal Year    Fiscal Year     Fiscal Year
                                                           2003            2002           2001
                                                         --------       ---------       --------
(In millions, except per share data)

Net income - as reported                                 $    7.9       $    12.6       $    7.1
Less total stock-based employee compensation expense
under the fair value method, net of tax
                                                              0.7             1.3            0.1
                                                         --------       ---------       --------
Net income - pro forma                                   $    7.2       $    11.3       $    7.0
                                                         ========       =========       ========
Net income per share:
Basic - as reported                                      $   1.18       $    1.89       $   1.06
Basic - pro forma                                        $   1.08       $    1.70       $   1.05
Diluted - as reported                                    $   1.05       $    1.71       $   1.04
Diluted - pro forma                                      $   0.96       $    1.54       $   1.03


(See Footnote 8. Stock Option Plans.)

Reclassification - Certain items in Fiscal Years 2002 and 2001 have been reclassified to present them on a basis consistent with later periods.

3.   Chapter 11 Proceedings and Basis of Presentation

     On May 18, 1999 (the "Petition Date") Loehmann's, Inc. filed a petition for relief under chapter 11 of the Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

                            Loehmann's Holdings, Inc.

                          Notes to Financial Statements

     On July 28, 2000 Loehmann's, Inc. filed a Second Amended Plan of Reorganization (the "Second POR") with the Bankruptcy Court. The Second POR was subsequently accepted by the required percentages of those creditors entitled to vote on the plan. A plan confirmation hearing was held on September 6, 2000 and the Second POR, as further modified on that date (the "Amended POR"), was confirmed by the Bankruptcy Court. On October 10, 2000, Loehmann's Operating Co. entered into a secured credit facility with Bankers Trust Company (the "Credit Facility"). Concurrently, Loehmann's Holdings, Inc. entered into an indenture (the "Senior Notes Indenture") for 11% Senior Notes due 2005 (the "New Senior Notes"). As a result of the consummation of these agreements, all conditions precedent to the effectiveness of the Amended POR were met and the Amended POR become effective on October 10, 2000 (the "Effective Date"), thereby allowing the Company to formally emerge from bankruptcy. From the Petition Date until the Effective Date, Loehmann's, Inc. operated as a debtor-in-possession under the Bankruptcy Code.

     Under the Amended POR, Loehmann's Holdings, Inc. was formed and distributed 6,659,236 shares of common stock, par value $0.01 per share (the "New Common Stock"), and $25,000,000 of New Senior Notes to the general unsecured creditors of Loehmann's, Inc. The 6,659,236 shares of New Common Stock reflect the Company's subsequent dividend in the nature of a 2-for-1 stock split. Distributions to the general unsecured creditors of Loehmann's, Inc. were made in New Common Stock or in a combination of New Common Stock and New Senior Notes depending on the elections made by the holders of general unsecured claims. Under the Amended POR, no stockholders and option holders of Loehmann's, Inc. common stock received any distribution.

4.   Income Taxes

     Provision for federal, state and local income taxes consisted of the following:


                          January 31, 2004              February 1, 2003               February 2, 2002
                       ----------------------        ----------------------        -----------------------
                       Current        Deferred       Current        Deferred       Current        Deferred
                       -------        -------        -------        -------        -------         -------
(In thousands)
Federal                $ 2,659        $ 1,560        $ 5,815        $ 1,345        $ 1,093         $(1,251)
State and local            677            232          1,494            150            364            (206)
                       -------        -------        -------        -------        -------         -------
                       $ 3,336        $ 1,792        $ 7,309        $ 1,495        $ 1,457         $(1,457)
                       =======        =======        =======        =======        =======         =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. At January 31, 2004 and February 1, 2003, the Company had deferred tax assets and deferred tax liabilities as follows:

                            Loehmann's Holdings, Inc.

                          Notes to Financial Statements

                                           January       February
                                           31, 2004      1, 2003
                                            -------      -------
(In thousands)

Deferred tax assets:
   Net operating loss carryforwards         $ 3,633      $ 4,745
   Depreciation and amortization                  -          299
   Store closing reserve                          -          110
   Capitalization of inventory expenses         725          512
   Deferred rent                              2,944        2,305
   Other accrued expenses                       950            -
                                            -------      -------
Gross deferred tax assets                     8,252        7,971

Less: Valuation allowance
                                                  -       (4,745)
                                            -------      -------
Deferred tax assets, net                      8,252        3,226

Deferred tax liabilities:
     Depreciation and amortization            2,539            -
     Prepaid rent and insurance                 771            -
     Other liabilities                          131          258
                                            -------      -------
Gross deferred tax liabilities                3,441          258
                                            -------      -------
Net deferred tax assets                     $ 4,811      $ 2,968
                                            =======      =======

     At January 31, 2004, the Company has assessed, based on its current performance and forecast of future earnings, that in accordance with SFAS No. 109, "Accounting for Income Taxes", it is more likely than not that tax benefits associated with the utilization of net operating losses will be realized and as such reversed the valuation allowance of $4.7 million previously established against these deferred tax assets. In accordance with SOP 90-7, the reversal of the valuation allowance is appropriately recorded against Reorganization value in excess of identifiable assets.

     Following is a reconciliation of the statutory federal income tax rate and the effective income tax rate application to earnings before income taxes, for the fiscal years ended:

                                                                January       February     February
                                                                31, 2004       1, 2003     2, 2002
                                                                  ----          ----         ----
     Statutory tax rate                                           35.0%         35.0%        35.0%
     Realization of predecessor company NOL carryforward           -             -          (33.2)
     Reversal of post-emergence tax reserve                        -             -          (12.7)
     Goodwill                                                      -             -            3.9
     State taxes                                                   4.5           5.9          3.3
     Other, net                                                   (0.2)          0.2          3.7
                                                                  ----          ----         ----
          Effective tax rate                                      39.3%         41.1%         0.0%
                                                                  ====          ====         ====

     At January 31, 2004, the Company had a net operating loss carryforward of approximately $8.9 million for regular tax purposes. Net operating losses begin to expire in 2019 and future years. As a result of successive ownership changes, the availability of NOL carryforwards to offset future income is subject to an annual limitation of $2.8 million in accordance with Internal Revenue Code
Section 382. To the extent that an annual NOL limitation is not used, it is carried forward to future years.

                            Loehmann's Holdings, Inc.

                          Notes to Financial Statements

5.   Debt

The Company's long-term debt consists of:

                                                           January               February
                                                           31, 2004              1, 2003
                                                       -----------------    ----------------
 (In thousands)
 11% Senior notes, due 2005                            $            -       $         11,407
                                                       -----------------    ----------------
 Total Debt                                            $            -       $         11,407
                                                       =================    ================


     The 11% Senior notes due 2005 were issued under the Senior Note Indenture between Loehmann's Holdings, Inc. and Bank of New York, the trustee, dated October 10, 2000. In the initial distribution to creditors, $25.0 million of notes were issued to those general unsecured creditors of Loehmann's, Inc. who elected to receive the 11% Senior notes as part of their distribution. Interest on the 11% Senior notes is payable as follows: (1) the first payment of interest was due on April 30, 2001 and paid through the addition of such interest to the accreted value of the 11% Senior notes on April 30, 2001; (2) thereafter, the Company has the option to pay interest on the 11% Senior notes on each interest payment date either in cash or through the issuance of additional 11% Senior notes on the applicable interest payment date; provided that the Company is required to pay interest on the 11% Senior notes in cash on any particular interest payment date if, as of such interest payment date, the Company would have had, on a pro forma basis, positive free cash flow as defined in the Credit Facility agreement. In November 2003, June 2003, and November 2002, the Company redeemed $5.7 million, $5.7 million, and $15.0 million, respectively, of the 11% Senior notes.

     On November 25, 2003, the Company entered into a new credit facility with The CIT Group/Business Credit, Inc. (the "New Credit Facility"). The New Credit Facility provides for a $50.0 million revolving line of credit. The availability of the revolving line of credit under the New Credit Facility is subject to certain inventory-related borrowing base requirements. Repayment of amounts borrowed under the New Credit Facility is secured by a lien on substantially all the assets of the Company. Deferred financing fees of $0.5 million related to the Bankers Trust credit facility were written off in Fiscal Year 2003. Prior to November 25, 2003, the Company had a $60.0 million credit facility with Bankers Trust Company (the "Old Credit Facility"). Repayments of amounts borrowed under the Old Credit Facility was secured by substantially all of the Company's assets. The availability of the revolving line of credit under the Old Credit Facility was subject to certain inventory-related borrowing base requirements.

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

                            Loehmann's Holdings, Inc.

                          Notes to Financial Statements

6.   Property, Equipment and Leaseholds, Net

     Property, equipment and leaseholds are recorded at cost less accumulated depreciation and amortization. The components of property, equipment and leaseholds are as follows:

                                                           Useful          January           February
                                                            Lives          31, 2004          1, 2003
                                                       --------------------------------------------------
        (In thousands)                                   (In years)
        Furniture, fixtures and equipment                     3-8        $   37,158         $   38,254
        Leasehold interests                                  5-29            29,711             31,546
        Leasehold improvements                               5-29            48,883             43,541
                                                                       -----------------  ---------------
        Total property, equipment and leaseholds                            115,752            113,341

        Accumulated depreciation and amortization                           (71,859)           (68,254)
                                                                       -----------------  ---------------
        Property, equipment and leaseholds, net                          $   43,893         $   45,087
                                                                       =================  ===============

7.   Earnings Per Share

The following table sets forth the computation of basic and diluted loss per share, for the fiscal years ended:

(In thousands, except per share data)                                  January           February           February
                                                                       31, 2004           1, 2003           2, 2002
                                                                    ---------------    --------------     -------------
Numerator
Net income                                                          $       7,913      $    12,597        $     7,093
                                                                    ---------------    --------------     -------------
Numerator for basic and diluted income per share                    $       7,913      $    12,597        $     7,093
                                                                    ===============    ==============     =============
Denominator
Denominator for basic income per share--weighted average shares             6,698            6,659              6,664
Effect of dilutive securities:
    Employee & Director stock options                                         840              692                142
                                                                    ---------------    --------------     -------------
Denominator for diluted per share--adjusted weighted average
   shares and assumed conversions                                           7,538             7,351             6,806
                                                                    ===============    ==============     =============

Income per share:
    Basic                                                           $        1.18      $       1.89       $      1.06
                                                                    ===============    ==============     =============
    Diluted                                                         $        1.05      $       1.71       $      1.04
                                                                    ===============    ==============     =============

8.   Stock Option Plans

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

                            Loehmann's Holdings, Inc.

                          Notes to Financial Statements

     As of January 31, 2004, options have been granted under the 2000 Equity Incentive Plan for 517,200 shares to key employees (the "Participants") These options have a term of five years from the date of grant and become exercisable three years from the date of grant, provided the Participant is still employed on that date. As of January 31, 2004, there were 7,800 shares available for future grant.

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

     2001 Stock Option Plan

     On April 17, 2001, the Board of Directors adopted the 2001 Stock Option Plan, which was subsequently approved by a vote of the stockholders on September 21, 2001. On June 26, 2002 the Board of Directors approved an amendment to the 2001 Stock Option Plan to increase the number of shares of common stock available under the Plan to 1,200,000. Such amendment was approved by a vote of the stockholders on September 10, 2002. As of January 31, 2004, options have been granted under the 2001 Stock Option Plan for 700,000 shares to key employees. Of these shares, 300,000 vested in Fiscal Year 2002 and 100,000 shares vest in each of the Fiscal Years 2003 through 2006. The term of each of the grants is ten years. As of January 31, 2004, there were 500,000 shares available for future grant.

     2000 Director Option Plan

     On January 10, 2001, the Company's Board of Directors adopted a stock option plan for the Company's non-employee directors (the "2000 Director Option Plan"). Under the terms of the 2000 Director Option Plan, the options granted may not exceed 400,000 shares. Options are immediately exercisable in whole or in part and have a ten year term subject to early termination as provided in the 2000 Director Option Plan. As of January 31, 2004, options have been granted under the 2000 Director Option Plan for 253,000 shares to directors and there were 147,000 shares available for future grant.

     The following information pertains to the Company's stock option plans:

                            Loehmann's Holdings, Inc.

                          Notes to Financial Statements

            Fiscal year ended                      January 31, 2004               February 1, 2003              February 2, 2002
                                              --------------------------     -------------------------       -----------------------
                                                               Weighted                       Weighted                      Weighted
                                                                Average                       Average                       Average
                                                               Exercise                       Exercise         Shares       Exercise
                                               Shares           Price         Shares           Price          Shares         Price
                                              ---------        ---------     ---------        --------       -------        --------
Outstanding options, beginning of year        1,366,500        $    5.55       594,500        $   2.80       525,000        $   7.50
Granted                                         117,400            14.96       822,500            7.39       600,500            2.80
Canceled                                         13,700             5.18        50,500            3.04       531,000            7.45
Exercised                                        70,000             6.13             -            -                -              -
                                              ---------        ---------     ---------        --------       -------        --------
Outstanding options, end of year              1,400,200        $    6.32     1,366,500        $   5.55       594,500        $   2.80
                                              =========        =========     =========        ========       =======        ========

Options exercisable, end of year                583,000        $    5.53       528,000        $   5.14       200,000        $   2.60
                                              =========        =========     =========        ========       =======        ========

Options available for future grant              654,800           N/A          758,500           N/A         730,500           N/A
                                              =========        =========     =========        ========       =======        ========

     The following table summarizes information about stock options outstanding as of January 31, 2004 (shares in thousands):

                                                            Options Outstanding                 Options Exercisable
                                                      ---------------------------------     -----------------------------
                                                         Weighted           Weighted                          Weighted
                                                          Average           Average                           Average
                                                         Remaining          Exercise                          Exercise
   Range of Exercise Prices             Shares         Contract Life         Price            Shares           Price
--------------------------------     -------------    ----------------    -------------     ------------    -------------
$ 2.50 - $ 4.99                           537,500        4.4 years             $ 2.79           200,000          $ 2.60
$ 5.00 - $ 9.99                           675,500        7.9 years               6.98           330,000            6.13
$10.00 - $14.99                            95,000        6.4 years              12.76            53,000           12.85
$15.00 - $15.47                            92,200        4.3 years              15.46                 -               -
                                     -------------                                          ------------

Total                                   1,400,200        6.2 years             $ 6.32           583,000          $ 5.53
                                     =============                                          ============

     The Company has elected to follow APB 25 and related interpretations in accounting for stock options and accordingly, has recognized no compensation expense with respect to options granted to key employees or options granted to non-employee directors. Had compensation cost been determined based upon the fair value at grant date for awards consistent with the methodology prescribed by SFAS Standards No. 123, the Company's net income and net income per share for the fiscal year ended January 31, 2004 would have decreased to $7.2 million or $0.96 per diluted share from a reported net income of $7.9 million or $1.05 per diluted share, respectively. The options granted to directors on February 27, 2001 were granted at a price determined by the Board of Directors to be equal to the fair market value of such shares based upon trading in shares of the Company's stock at the time of grant.

     The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002: risk-free interest rates of 5.11%, expected life of 4 years, expected volatility of 78.5% and dividend yield of 0%. The

                            Loehmann's Holdings, Inc.

                          Notes to Financial Statements

fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

9.   Commitments and Contingencies

     The Company is the lessee under various long-term operating leases for store locations and equipment rentals for up to 29 years, including renewal options. The leases typically provide for three five-year renewals that are automatic unless the Company elects to terminate the lease. Rent expense related to these leases amounted to $20.6 million, $16.3 million and $15.0 million for the Fiscal Years 2003, 2002 and 2001, respectively.

     Future minimum payments for the operating leases consisted of the following at January 31, 2004:



          (In thousands)
          2004                               $20,076
          2005                                20,250
          2006                                20,155
          2007                                18,190
          2008                                17,665
          Thereafter                          95,369
                                      ---------------
          Total                             $191,705
                                      ===============

     The Company is involved in litigation arising in the normal course of business. In the opinion of management, the expected outcome of litigation will not have a material adverse effect on the Company's financial position.

10.  Charge for Store Closings

     During Fiscal Year 2002, the Company decided to close its existing store in Florham Park, NJ and open a new store in East Hanover, NJ in 2003. The charge for store closing consisted of write-offs of property, plant and equipment, costs associated with net lease obligations and other expenses of $0.3 million. Additionally, the Company recorded a recovery of expenses, of approximately $0.2 million, related to the $0.5 million charge for the Denver, CO store closing in 2001, resulting in a net charge for store closing in Fiscal Year 2002 of $0.1 million.

     During the fourth quarter of Fiscal Year 2001, the Company developed a plan to close its existing store and open a new store in Denver, CO in 2002. The charge for the store closing consisted of write-offs of property, plant and equipment, costs associated with net lease obligations and other expenses of $0.5 million.

                            Loehmann's Holdings, Inc.

                          Notes to Financial Statements


11.  Employee Benefit Plans

     In October 1996, the Company established a defined contribution retirement savings plan (401 (k)) covering all eligible employees. The plan allows participants to defer a portion of their annual compensation and receive a matching employer contribution on a portion of that deferral. The Company recorded contributions to the plan of $0.2 million in each of the fiscal years 2003, 2002 and 2001.

12.  Recent Accounting Pronouncements

     The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,' in April 2002. This statement addresses the determination as to whether a transaction should be reported as an extraordinary item or reported in normal earnings. The adoption of SFAS 145 during Fiscal Year 2003 had no impact on the Company's financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective for disposal activities initiated after December 31, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized, at fair value, when the liability is incurred rather than at the time an entity commits to a plan. The Company did not incur any new costs related to a disposal or exit activity since adopting this statement. As such the adoption of SFAS No. 146 had no impact on the Company's results of operations or financial position.

     In 2002, the FASB Emerging Issues Task Force ("EITF") issued EITF No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 addresses the accounting by a reseller for consideration received from a vendor. A consensus was reached that cash consideration is presumed to be a reduction in the price of a vendor's product that should be recognized as a reduction of cost of sales. However, this presumption can be overcome when the consideration received is for the reimbursement of specific, identifiable and incremental costs of the reseller. In that event, the consideration, subject to a threshold, is recognized as a reduction in selling, general and administrative expenses. The provisions of EITF 02-16 are effective for all new arrangements, or modifications to existing arrangements, entered into after December 31, 2002. The release did not have a significant effect on the Company's results of operations or financial position.

Schedule II

                            LOEHMANN'S HOLDINGS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

           Column A                 Column B                    Column C                  Column D            Column E

                                                               Additions
                                                      ----------------------------

                                     Balance at        Charged to        Charged to
                                     Beginning of       Cost and           Other                             Balance at
           Description                 Period            Expense          Accounts        Deductions        End of Period

Year ended January 31, 2004
---------------------------
Reserve for Store Closings             $  315            $    0            $    0            $  315            $    0


Year ended February 1, 2003
---------------------------
Reserve for Store Closings             $  774            $  285            $    0            $  744            $  315


Year ended February 2, 2002
---------------------------
Reserve for Store Closings             $1,159            $  500            $    0            $  885            $  774

----------------------------------------------------------------------------------------------------------------------------