Form 10-K/A
period 2004-01-31
LOEHMANNS HOLDINGS INC
filed 2004-06-01
CIK 843081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2004

                                 Commission File
                                 Number 0-31787

                            LOEHMANN'S HOLDINGS, INC.
             (Exact Name of Registrant as Specified in its Charter)


              Delaware                                    13-4129380
------------------------------------------     -------------------------------
   (State or other Jurisdiction of                     (I.R.S. Employer
   Incorporation or Organization)                     Identification No.)


    2500 Halsey Street, Bronx, New York                     10461
------------------------------------------     -----------------------------
 (Address of Principal Executive Offices)                 (Zip Code)

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

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in the Securities Exchange Act of 1934 Rule 12b-2).   Yes [X] No [ ]

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                             Yes [X] No [ ]


         The aggregate market value of voting stock held by nonaffiliates of registrant as of August 2, 2003 was $99.2 million.

         The registrant had 6,729,236 shares of Common Stock outstanding as of May 24, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                  INTRODUCTION
This Form 10-K/A amends the registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2004 by deleting the information contained in Part III of such form and substituting the following replacement for Part III.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the registrant are:


Name                              Age            Position With the Company
----                              ---            -------------------------
William J. Fox                     47     Director and Co-Chairman of the Board

Joseph Nusim                       70     Director and Co-Chairman of the Board

Robert N. Friedman                 63     President and Chief Executive Officer

Robert Glass                       58     Chief Operating Officer, Chief
                                          Financial Officer and Secretary

Carol Gigli-Greer                  59     Director

Cory Lipoff                        46     Director

Erwin A. Marks                     66     Director


         Each of the directors was elected at the 2003 Annual Meeting of Stockholders to serve until the 2004 Annual Meeting of Stockholders or until their respective successors are duly elected.

         The following information has been furnished by each member of the Board of Directors as to himself or herself.

         William J. Fox has been Co-Chairman of the Board and a director of the Company since October 2000. Since February 1999, Mr. Fox has been Chairman, President, Chief Executive Officer and a director of AKI, Inc. and President, Chief Executive Officer and a director of AKI Holdings, Inc., a multi-sensory marketing and interactive advertising company. Prior to that, Mr. Fox was President of Strategic and Corporate Development for Revlon Worldwide and Chief Executive Officer of Revlon Technologies. From 1994 to April 1999, Mr. Fox was a director, and from 1997 to 1999 he served as Senior Executive Vice President of both Revlon Inc. and Revlon Consumer Products Corporation. For the five years ended 1999, Mr. Fox was also Senior Vice President of MacAndrews & Forbes Holdings, Inc. Mr. Fox has also served as a Vice-Chairman of the Board and a director of Hain Food Group, Inc. and of The Cosmetic Centers, Inc. Mr. Fox is a director of LQ Corporation, Inc., formerly known as LiquidAudio, Inc.

         Joseph Nusim has been Co-Chairman of the Board and a director of the Company since October 2000. Mr. Nusim has been President of the Nusim Group, a retail consulting company, since 1995. Mr. Nusim served as Acting Chief Executive Officer of Frankel's Home Furnishings,

Inc. from 1998 to 1999 and Rickel Home Centers from 1997 to 1998. Mr. Nusim had been Chairman, President and Chief Executive Officer of Channel Home Centers from 1990 to 1995 and Managing Director, Chairman and Chief Executive Officer of Makro USA from 1985 to 1990. Mr. Nusim has also served on the Board of Directors of Woodworkers Warehouse, Mazel-Odd Job Stores, Frank's Nursery, Rose's Stores, Scotty's Home Centers, Frankel's Home Furnishings, Inc., Herman's Sporting Goods and the International Mass Retail Association.

         Robert N. Friedman has been President, Chief Executive Officer and a director of the Company since October 2000. He has also served as Chairman, Chief Executive Officer and a director of the Company's predecessor company, Loehmann's, Inc. from 1992 until 2000. Prior to joining Loehmann's, Mr. Friedman was employed by R.H. Macy Co., Inc. for 28 years in various capacities, including President and Vice Chairman at Macy's East, Chairman and Chief Executive Officer of Macy's South/Bullocks and Chairman and Chief Executive Officer of Macy's Bamberger Division.

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

         Carol Gigli-Greer has been a director of the Company since October 2000. Since May 2004, Ms. Gigli-Greer has been President and Chief Merchandising Officer of Gadzooks Inc., a 252 store chain specializing in junior apparel. Since 2000 Ms. Gigli-Greer has been Chief Executive Officer of Carol Greer Associates, a retail consulting firm. Ms. Gigli-Greer has been President and Chief Executive Officer, Specialty Footwear & Apparel Division of Woolworth/Venator (now Footlocker, Inc.) from 1995 through 1999. From 1992 to 1994, Ms. Gigli-Greer was Vice Chairman, Merchandising, and from 1990 to 1992, President and Chief Executive Officer of the Broadway South West Division of Carter Hawley Hale Stores, Inc. Prior to that Ms. Gigli-Greer spent 19 years with Rich's, a division of Federated Department Stores, serving in various positions. Ms. Gigli-Greer is currently a member of the Board of Directors of Gadzooks, Inc.

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

         Erwin A. Marks has been a director of the Company since October 2000. Mr. Marks has been President and Chief Executive Officer and a member of the Board of Directors of Marks Consulting, Inc., an interim management and turnaround-consulting firm since 1995. Mr. Marks has served as President and Chief Executive Officer of Circle Fine Art Corporation, a retailer of original and printed art; and President of Gruen Manufacturing Corporation, a manufacturer and retailer of designer watches, and President of Moon Products Corporation, a manufacturer of writing instruments. Mr. Marks was Managing Director and Senior Vice President of Heller Investments, Inc., an equity investment subsidiary of Heller Financial, Inc., from 1989 to 1995. He is currently a member of the Board of Directors of Barjan Holding Company, Neuvant Aerospace Corporation, National Dry Cleaners, Inc., New York Blower, Inc., and Jupiter Industries, Inc.

Audit Committee

         The Company has a separately designated standing Audit Committee established in accordance with the Securities Exchange Act of 1934, as amended. The members of the Audit Committee are William J. Fox, Carol Gigli-Greer and Erwin A. Marks. The Board of Directors has determined that William J. Fox is the Company's Audit Committee financial expert. Mr. Fox is independent as the term independent is defined in item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

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

         Based upon a review of Forms 3, 4 and 5 and other documents provided to the Company by those required to file such reports with the SEC, the Company believes that all directors, executive officers and 10% holders of the Company have complied with all Section 16(a) reporting requirements applicable to them with respect to the fiscal year ended January 31, 2004 except that Messrs. Fox, Nusim, Lipoff and Marks and Ms. Greer each filed a late Form 4 reporting the grant of 5,000 shares of common stock.

Code Of Ethics

         The Company has a code of business conduct and ethics that applies to all its employees, including the Company's Principal Executive Officer, Principal Financial Officer and Controller. The Company filed the code as
Exhibit 14 to the Annual Report on Form 10-K filed with the SEC on April 15,
2004

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth the compensation awarded to, earned by or paid to the President and Chief Executive Officer and each other executive officer whose compensation for the fiscal year ended January 31, 2004 exceeded $100,000 for services rendered to the Company and its affiliates during the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002.

                                                           Summary Compensation Table

                                            Annual Compensation                        Long-Term
                                                                                      Compensation
                          --------------------------------------------------------------------------------------------
            Name                                                         Other          Securities           All
            And                                                         Annual          Underlying          Other
         Principal            Fiscal      Salary         Bonus       Compensation        Options        Compensation
          Position             Year        ($)            ($)             ($)              (#)             ($) (2)
------------------------------------------------------------------------------------------------------------------------
Robert N. Friedman               2003        690,000       225,625        (1)                   -           3,000
President and Chief              2002        650,000       939,375        (1)             350,000           2,750
Executive Officer                2001        650,000       188,500        (1)                   -          15,953

Robert Glass                     2003        400,000       153,125        (1)                   -           3,000
Chief Operating Officer          2002        375,000       609,375        (1)             350,000           3,000
                                 2001        375,000       108,750        (1)                   -          15,953

----------

(1) For each named executive officer, the aggregate amount of other annual compensation is less than the lower of 10% of such officer's total salary and bonus for such year or $50,000.

(2) In fiscal year 2001 Messrs. Friedman and Glass each received $13,328 pursuant to the Management Retention and Severance Plan approved by the Bankruptcy Court in July 1999. All other amounts consist of Company contributions under the Loehmann's Inc. 401(k) Savings and Investment Plan.

Stock Options and Stock Appreciation Rights

         No stock options or stock appreciation rights were granted to the executive officers named during the fiscal year ended January 31, 2004.

         The following table sets forth information as to option exercises and the number of unexercised shares of Common Stock underlying stock options and the value of unexercised in-the-money stock options at year end:

               Aggregated Option Exercises in Last Fiscal Year and
                       Fiscal Year End Option Value(1)(2)

                                                                       Number of Unexercised
                                                                       Securities Underlying     Value of Unexercised
                                                                         Options at Fiscal      In-The-Money Options
                                                                        at Fiscal Year End       at Fiscal Year End
                                 Shares Acquired          Value           Exercisable (E)/        Exercisable (E)/
                                   on Exercise           Realized        Unexercisable (U)        Unexercisable (U)
------------------------------ -------------------- ----------------- --------------------- -------------------------
Robert N. Friedman                   35,000             $ 278,775           165,000 E             $2,124,375 E
                                       --                  --               150,000 U              1,687,500 U
Robert Glass                         35,000               278,775           165,000 E              2,124,375 E
                                       --                  --               150,000 U              1,687,500 U

(1) Value is based on the closing bid price of the Company's Common Stock as reported by The NASDAQ National Market on January 30, 2004 (the last trading day of the fiscal year) less the exercise price of the option.

(2) No stock appreciation rights were exercised by the named executive officers during the fiscal year ended February 1, 2004 or held by them at February 1, 2004.

Employment Agreements

         The Company is a party to employment agreements with each of Mr. Friedman and Mr. Glass originally entered into on January 1, 2001 and amended on May 10, 2002 and February 12, 2004. Pursuant to the agreements, the Company employs Mr. Friedman as its President and Chief Executive Officer and Mr.
Glass as its Chief Operating Officer.

         On February 12, 2004, each agreement was amended to extend each executive's term of employment by two years (to June 30, 2008 in the case of Mr. Friedman and to October 31, 2008 in the case of Mr. Glass). At the end of the existing term of employment, the term of each agreement shall be automatically extended for successive 12-month periods on the same terms and conditions, unless either party provides to the other party a notice of non-renewal at least six months prior to the expiration of the term of employment or any extension thereof. Pursuant to the agreements, Mr. Friedman's annual base salary is currently $690,000, and Mr. Glass's annual base salary is currently $400,000. Each executive is eligible to receive a cash bonus equal to a percentage of his base salary based upon the achievement of certain performance thresholds as determined by the Board of Directors prior to the commencement of each fiscal year. In addition, each executive is entitled to other benefits, including life insurance, medical insurance and automobile allowances. Each executive has agreed that at all times during his employment with the Company and for a period of nine months thereafter, he will not engage in any competing business.

         If, during the term of each agreement, either Mr. Friedman or Mr. Glass is terminated by the Company without "Cause" or terminates his employment for "Good Reason" (each as defined in the agreements), he will be entitled to receive his base salary as then in effect for the greater of 18 months or the remainder of the term, medical benefits for the remainder of his life or until he obtains full-time employment and life insurance until he reaches the age of 70 or obtains other full-time employment. On February 12, 2004, the agreements were amended to provide that upon a termination of the executive's employment by the Company without Cause or termination by the executive for Good Reason, in each case, at any time following a Change of Control (as defined in the agreements) but prior to the termination of his agreement, the executive will be entitled to two times the sum of his base salary and the average of the bonuses, if any, he earned in the three fiscal years preceding the date of termination; medical benefits for the remainder of his life or until he obtains other full-time employment; and life insurance until he reaches the age of 70 or obtains other full-time employment. Previously, each agreement provided for the executive to receive two times the sum of his base salary and the bonus earned in the fiscal year preceding the year of termination. The agreements also provide that if Mr. Friedman or Mr. Glass becomes subject to the "golden parachute" excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, the benefits payable under the agreements will be reduced to a level such that the excise tax will not be incurred. Lastly, each agreement was amended on February 12, 2004, to provide that after a Change of Control, the Company would pay for legal fees incurred by the executive in pursuing any claim to receive severance if the executive was successful in a material degree in pursuing such claim.

         The Company has entered into new employment agreements with Mr. Friedman and Mr. Glass which will become effective if the Agreement and Plan of Merger, dated as of April 22, 2004, by and among the Company, Designer Apparel Holding Company ("DAHC") and DAH Merger Corporation (the "Merger Agreement") is consummated. These new employment agreements will replace the existing agreements and provide for compensation and benefits substantially similar to the compensation and benefits provided under the existing agreements. Pursuant to Mr. Glass' new agreement, his base salary will be increased by $50,000 to $450,000. Mr. Friedman's base salary will remain at $690,000 under his new agreement. The new agreements provide for the grant of nonqualified stock options to each of Messrs. Friedman and Glass immediately following the merger. Each option will be granted with a $23.00 per share exercise price and will cover a number of shares equal to approximately 3.16% of the Company's outstanding Common Stock, calculated on a fully diluted basis, on the date of grant. Subject to continued employment, these options will vest with respect to 25% of the total grant on each of the first four anniversaries of the date of grant. The new agreements provide that if Mr. Friedman or Mr. Glass become subject to the "golden parachute" excise tax imposed under Section 4999 of the Code, the benefits payable will be reduced to a level such that the excise tax will not be incurred; provided, however, that the Company will also use its best efforts to exempt any payment either Mr. Glass or Mr. Friedman may receive, other than in connection with the merger, from the excise tax imposed under Section 4999 of the Code by obtaining stockholder approval of any parachute payments. In addition, the new agreements provide for an extension of the post-employment non-competition provision from 9 months to 18 months and for the addition of a non-solicitation of suppliers covenant and a mutual non-disparagement covenant.

Compensation Of Members Of The Board Of Directors

        Prior to August 4, 2002, for serving as a director of the Company each non-employee director received $20,000 per year, $1,000 per Board of Directors meeting attended in person, $500 per Board of Directors meeting attended by telephone, and $1,500 per year for serving on a committee of the Board of Directors, and the two Co-Chairmen of the Board of Directors each received an additional $10,000 per year. Subsequent to August 4, 2002, for serving as a director of the Company each non-employee director receives $25,000 per year, $1,500 per Board of Directors meeting attended in person, $500 per Board of Directors meeting attended by telephone, and $1,500 per year for serving on a committee of the Board of Directors, and the two Co-Chairmen of the Board of Directors each receive an additional $15,000 per year.

         In addition, in connection with the negotiation of the Merger Agreement, Joseph Nusim and William J. Fox each received $10,000 for their service on the Process Committee of the Board of Directors and $20,000 each for their service on the Special Committee of the Board of Directors.

         Directors who are not employees of the Company are entitled to receive benefits under the Company's Director Stock Option Plan. During the fiscal year ended January 31, 2004, each non-employee director received options to purchase 5,000 shares of common stock at an exercise price of $13.13 per share.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of May 24, 2004 with respect to beneficial ownership of shares of Common Stock of the Company by
(i) all stockholders known by the Company to be beneficial owners of more than 5% of such class, (ii) each director, (iii) each executive officer named in the Summary Compensation Table and (iv) all directors and executive officers as a group. The persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them, except as otherwise stated in the notes to the table.

------------------------------------------------ ---------------------------- -------------------
     Name and Address of Beneficial Owner            Amount and Nature           Percent of
                                                   of Beneficial Ownership       Common Stock
                                                       of Common Stock
------------------------------------------------ ---------------------------- -------------------
Alpine Associates, A Limited Partnership;                 2,200,118                 32.7%
Alpine Partners, L.P.; Palisades Partners,
L.P.; and Alpine Associates Offshore Fund Ltd.
(1) (2)
100 Union Avenue
Cresskill, New Jersey 07626
------------------------------------------------ ---------------------------- -------------------
Christian Leone and LGC Holdings, L.L.C. (3)               596,895                  8.87%
599 Lexington Ave., 35th Floor
New York, NY 10022
------------------------------------------------ ---------------------------- -------------------
Steven L. Martin,                                          541,500                  8.05%
Slater Capital Management, LLC and
Slater Asset Management, LLC (4)
155 East 53rd Street, 26th Floor
New York, NY 10022
------------------------------------------------ ---------------------------- -------------------
William J. Fox (5)                                         53,000                     *
------------------------------------------------ ---------------------------- -------------------
Joseph Nusim (5)                                           53,000                     *
------------------------------------------------ ---------------------------- -------------------
Robert N. Friedman (2) (5)                                 315,000                   4.5%
------------------------------------------------ ---------------------------- -------------------
Robert Glass (2) (5)                                       315,000                   4.5%
------------------------------------------------ ---------------------------- -------------------
Carol Gigli-Greer (5)                                      49,000                     *
------------------------------------------------ ---------------------------- -------------------
Cory Lipoff (5)                                            49,000                     *
------------------------------------------------ ---------------------------- -------------------
Erwin A. Marks (5)                                         49,000                     *
------------------------------------------------ ---------------------------- -------------------
All directors and executive officers as a                  883,000                  11.6%
group(5)
------------------------------------------------ ---------------------------- -------------------
  *Less than 1%
------------------------------------------------ ---------------------------- -------------------

(1) Based upon information included in a Schedule 13D filed with the SEC on April 28, 2004. Includes (A) 1,845,100 shares held by Alpine Associates, A Limited Partnership; (B) 246,080 shares held by Alpine Partners, L.P; (C) 88,548 shares held by Palisades Partners, L.P.; and (D) 20,390 shares held by Alpine Associates Offshore Fund Ltd.

(2) Based upon information included in a Schedule 13D filed by DAHC with the SEC on May 3, 2004, DAHC may be deemed the beneficial owner of 2,830,118 shares, which equals 38.5% of the oustanding shares of the Company's common stock, in connection with the vote on a merger agreement between DAH Merger Corporation, a wholly owned subsidiary of DAHC. The 2,830,118 shares that DAHC may beneficially own comprise 2,200,118 shares that are subject to a voting agreement between DAHC and Alpine Associates, a Limited Partnership, Alpine Partners, L.P., Palisades Partners, L.P. and Alpine Associates Offshore Fund Ltd. (collectively, the "Alpine stockholders"), 315,000 shares that are subject to an agreement with respect to the surrender and cancellation of options held by Robert N. Friedman and 315,000 shares that are subject to an agreement with respect to the surrender and cancellation of options held by Robert Glass. As a result of the voting agreement, DAHC and the Alpine stockholders may be deemed to share voting power and dispositive power with respect to the 2,200,118 shares beneficially owned by the Alpine stockholders. As a result of the agreements with respect to the surrender and cancellation of options, DAHC and Robert N. Friedman may be deemed to share voting power and dispositive power with respect to the 315,000 shares that underlie the options that are the subject of the agreement between DAHC and Robert N. Friedman, and DAHC and Robert Glass may be deemed to share voting power and dispositive power with respect to the 315,000 shares that underlie the options that are the subject of the agreement between DAHC and Robert Glass.

(3) Based upon information included in a Schedule 13G filed with the SEC on May 4, 2004 and includes shares of Loehmann's common stock held by affiliates of Christian Leone and LCG Holdings, LLC.

(4) Based upon information in a Schedule 13G filed with the SEC on February 17, 2004. Steven L. Martin, Slater Asset Management, L.L.C. and Slater Capital Management share voting and dispositive power with respect to the 541,500 shares.

(5) Consists of options to purchase Loehmann's common stock that are exercisable within 60 days of the date hereof.

Change of Control

         On April 22, 2004, the Company, DAHC and DAH Merger Corporation, a wholly-owned subsidiary of DAHC, entered into the Merger Agreement. Pursuant to the Merger Agreement, following the satisfaction of certain conditions, including the approval of the Merger (as defined below) by stockholders of the Company representing a majority of the outstanding shares of the Company's Common Stock entitled to vote, DAH Merger Corporation will be merged with and into the Company (the "Merger") with the Company being the surviving corporation and a privately held Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

         For the fiscal years ended February 1, 2003 and January 31, 2004, Ernst & Young LLP billed the Company $266,000 and $292,000, respectively for services rendered for the audit of the Company's annual financial statements included in its report on Form 10-K and the reviews of the financial statements included in its reports on Form 10-Q filed with the SEC.

Audit Related Fees

         For the fiscal years ended February 1, 2003 and January 31, 2004, Ernst & Young, LLP billed the Company $21,000 and $29,400, respectively, in connection with the audit of Loehmann's, Inc. 401(k) Savings and Investment Plan and review of the Corporation's documentation of internal controls over financial reporting and advisory services for purposes of complying with Sarbanes-Oxley Section 404.

Tax Fees

         For the fiscal years ended February 1, 2003 and January 31, 2004, Ernst & Young LLP billed the Company $111,115 and $28,706, respectively, in connection with the preparation of tax returns and the provision of tax advice.

All Other Fees

         There were no other fees for the fiscal years ended February 1, 2003 and January 31, 2004.

         The Audit Committee approves all services and fees provided by Ernst & Young LLP in advance of the provision of such services. The Audit Committee does not have any pre-approval policies and procedures.

         The services provided to the Company by Ernst & Young LLP were approved by the Audit Committee pursuant to the exception under paragraph (c)(7)(i)(c) of rule 2-01 of Regulation S-X.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of the report.

                  10.1 Employment Agreement, dated as of April 22, 2004, between Loehmann's Holdings Inc. and Robert N. Friedman, filed as Exhibit 99.3 to the Loehmann's Holdings, Inc. Current Report on Form 8-K dated April 26, 2004 (Commission File No. 0-31787). and incorporated herein by reference.*

                  10.2 Employment Agreement, dated as of April 22, 2004, between Loehmann's Holdings Inc. and Robert Glass, filed as Exhibit 99.3 to the Loehmann's Holdings, Inc. Current Report on Form 8-K dated April 26, 2004 (Commission File No. 0-31787). and incorporated herein by reference.*

                  31.1     Certificate of Chief Executive Officer required by
                           Section 13a-14(a) of the Rules and Regulations under the Securities Exchange Act of 1934.

                  31.2     Certificate of Chief Financial Officer required by
                           Section 13a-14(a) of the Rules and Regulations under the Securities Exchange Act of 1934.


                  * Management contract or compensation plan or arrangement required to be noted as provided in Item 15(c) of the Form 10-K rules.

SIGNATURES

                  Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amended Annual Report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

                                                LOEHMANN'S HOLDINGS, INC.


                  Date:   June 1, 2004          /s/ Robert Glass
                                                --------------------------------
                                                Robert Glass
                                                Chief Operating Officer, Chief
                                                Financial Officer, and Secretary