Form 10-Q
period 2004-05-01
LOEHMANNS HOLDINGS INC
filed 2004-06-09
CIK 843081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended May 1, 2004.

                                       OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ____________ to ____________

                           Commission File No. 0-31787

                            LOEHMANN'S HOLDINGS INC.
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

                                                                 Yes  X   No
                                                                     ---     ---

Below are indicated the number of shares outstanding of each of the registrant's classes of common stock.

              Class                                  Outstanding at June 1, 2004
              -----                                  ---------------------------
Common Stock, $.01 par value per share                        6,729,236

                            Loehmann's Holdings Inc.

                                    Contents



Part I--Financial Information

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets--May 1, 2004, January 31, 2004 (Audited), and May 3, 2003.................   2

Consolidated Statements of Operations--Quarters ended May 1, 2004 and May 3, 2003.....................   3

Consolidated Statements of Cash Flows--Quarters ended May 1, 2004 and May 3, 2003.....................   4

Notes to Consolidated Financial Statements............................................................   5

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition......................................................................   7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................................  12

Item 4.  Controls and Procedures......................................................................  12

Part II--Other Information

Item 1.  Legal Proceedings............................................................................  12

Item 6.  Exhibits and Reports on Form 8-K.............................................................  12

Signature.............................................................................................  14

Part 1.  Financial Information

Item 1.  Financial Statements

                            Loehmann's Holdings Inc.
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                       May 1,     January 31,     May 3,
                                                                       2004          2004          2003
                                                                     --------      --------      --------
                                                                    (Unaudited)    (Audited)    (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                         $ 11,519      $  8,046      $  1,525
   Accounts receivable and other assets                                 8,647         7,392         7,677
   Merchandise inventory                                               69,139        59,177        64,070
                                                                     --------      --------      --------
Total current assets                                                   89,305        74,615        73,272

Property, equipment and leaseholds, net                                44,682        43,893        45,519
Deferred financing fees and other assets, net                           1,977         1,305         1,514
Deferred tax asset                                                      8,252         8,252         2,968
Reorganization value in excess of identifiable assets, net             11,322        11,243        15,988
                                                                     --------      --------      --------
Total assets                                                         $155,538      $139,308      $139,261
                                                                     ========      ========      ========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                  $ 35,651      $ 28,330      $ 24,370
   Revolving credit facility                                                -             -         3,573
   Accrued expenses                                                    18,563        19,041        17,857
   Current portion of long-term debt                                        -             -         5,700
   Income taxes payable                                                 3,278             -           683
                                                                     --------      --------      --------
Total current liabilities                                              57,492        47,371        52,183

11% Senior notes due December 2005                                          -             -         5,707

Deferred tax liability                                                  3,441         3,441             -

Other noncurrent liabilities                                            8,689         7,870         6,334

Stockholders' equity:
   Common stock, $0.01 par value, 20,000,000 shares
     authorized; 6,729,236 shares issued and outstanding at May
     1, 2004 and January 31, 2004; and 6,659,236 shares issued
     and outstanding at May 3, 2003                                        67            67            66
   Additional paid-in capital                                          50,361        50,361        49,934
   Retained earnings                                                   35,488        30,198        25,037
                                                                     --------      --------      --------
Total stockholders' equity                                             85,916        80,626        75,037
                                                                     --------      --------      --------
Total liabilities and stockholders' equity                           $155,538      $139,308      $139,261
                                                                     ========      ========      ========

The accompanying notes are an integral part of these financial statements.

                            Loehmann's Holdings Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)

                                                   Quarter        Quarter
                                                    ended          ended
                                                 May 1, 2004    May 3, 2003
                                                   --------      --------

Net sales                                          $107,019      $ 90,428
Cost of sales                                        63,059        54,001
                                                   --------      --------
Gross profit                                         43,960        36,427

Revenue from leased department                          353           329
                                                   --------      --------
Operating profit                                     44,313        36,756

Selling, general, and administrative expenses        32,994        29,246
Depreciation and amortization                         2,436         2,345
                                                   --------      --------
Operating income                                      8,883         5,165

Interest expense, net                                    38           458
                                                   --------      --------
Income before income taxes                            8,845         4,707

Provision for income taxes, net                       3,555         1,955
                                                   --------      --------
Net income                                         $  5,290      $  2,752
                                                   ========      ========

Earnings per share:
Basic
   Earnings per share                              $   0.79      $   0.41
                                                   ========      ========
   Weighted average shares outstanding                6,729         6,659
                                                   ========      ========
Diluted
   Earnings per share                              $   0.69      $   0.37
                                                   ========      ========
   Weighted average shares outstanding                7,687         7,510
                                                   ========      ========

   The accompanying notes are an integral part of these financial statements.

                            Loehmann's Holdings Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                Quarter        Quarter
                                                                 ended          ended
                                                              May 1, 2004    May 3, 2003
                                                               --------       --------
Cash flows provided by (used in) operating activities:
Net income                                                      $  5,290       $  2,752
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                 2,435          2,345
     Gain on disposal of assets                                        -             (5)
     Adjustments to reorganization value                             (79)             -
     Changes in current assets and liabilities:
       Accounts receivable and other assets                       (1,255)        (1,879)
       Merchandise inventory                                      (9,962)       (12,564)
       Accounts payable                                            7,321            767
       Accrued expenses                                             (621)        (1,451)
       Income taxes payable                                        3,278           (668)
                                                                --------       --------
     Net changes in current assets and liabilities                (1,239)       (15,795)
     Net change in other noncurrent assets and liabilities          (350)           139
                                                                --------       --------
Total adjustments, net                                               767        (13,316)
                                                                --------       --------
Net cash provided by (used in) operating activities                6,057        (10,564)
                                                                --------       --------

Cash flows from investing activities:
Capital expenditures                                              (2,611)        (2,701)
                                                                --------       --------
Net cash used in investing activities                             (2,611)        (2,701)
                                                                --------       --------

Cash flows from financing activities:
Borrowings under the credit facility                                   -          3,573
Other financing activities, net                                       27              -
                                                                --------       --------
Net cash provided by financing activities                          3,573
                                                                                     27
                                                                --------       --------

Net increase (decrease) in cash and cash equivalents               3,473         (9,692)
Cash and cash equivalents at beginning of period                   8,046         11,217
                                                                --------       --------
Cash and cash equivalents at end of period                      $ 11,519       $  1,525
                                                                ========       ========

Supplemental disclosure of cash flow information:
Cash interest paid during period                                $      7       $    752
                                                                ========       ========
Cash taxes paid during period                                   $    351       $  2,622
                                                                ========       ========

   The accompanying notes are an integral part of these financial statements.

                            Loehmann's Holdings Inc.
                   Notes to Consolidated Financial Statements

         Loehmann's Holdings Inc. ("Holdings" and collectively with its subsidiaries, "Loehmann's" or the "Company"), a Delaware corporation incorporated in 2000, is the parent company of Loehmann's, Inc. Loehmann's, founded in 1921 as the "Original Designer Outlet," is a leading national specialty retailer of well known designer and brand name women's fashion apparel, men's furnishings, accessories, and shoes offered at prices that are typically 30% to 65% below department store prices. The Company has a strong brand name, loyal customer base and long-standing relationships with leading designers and vendors of quality merchandise. The Company's target customers are relatively affluent women between the ages of 30 and 55 with household incomes greater than $100,000, who are attracted to designer and other name brand merchandise offered at exceptional values. As of May 1, 2004, the Company operated 48 stores in major metropolitan markets located in 17 states and the District of Columbia.

1.       Basis of Presentation

         The balance sheet at May 1, 2004 and the statements of operations and cash flows for the quarter ended May 1, 2004 include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation.

         The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosure normally included in financial statements required by generally accepted accounting principles have been omitted. Operating results for the quarter ended May 1, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2005. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes for the fiscal year ended January 31, 2004 included in the Company's Annual Report on Form 10-K for such year.

2.       Proposed Merger

         On April 22, 2004, the Company, Designer Apparel Holding Company, a Delaware corporation ("Parent"), and DAH Merger Corporation, a Delaware corporation and wholly-owned subsidiary of Parent ("Sub"), entered into an Agreement and Plan of Merger, dated as of April 22, 2004 (the "Merger Agreement").

         Pursuant to the Merger Agreement, following the satisfaction of certain conditions, including the approval of the Merger (as defined below) by stockholders of the Company representing a majority of the outstanding shares of common stock, par value $.01 per share, of the Company (collectively, the "Shares") entitled to vote, Sub will be merged with and into the Company with the Company being the surviving corporation. In the Merger the stockholders of the Company will be entitled to receive, for each outstanding Share, $23.00 per Share without interest thereon. After consummation of the Merger, the Shares will no longer be traded on The NASDAQ National Market or any other securities exchange and the Company will become a privately-held company.

         On April 22, 2004, Parent entered into a Voting Agreement with Alpine Associates, A Limited Partnership, Alpine Partners, L.P., Alpine Associates Offshore Fund Ltd. and Palisades Partners, L.P.(collectively "Alpine"), collectively the beneficial owners of approximately 32.7% of the outstanding Shares, pursuant to which Alpine has agreed to vote its Shares in favor of the Merger.

         On April 22, 2004, the Company entered into new Employment Agreements with each of Robert N. Friedman and Robert Glass which will be effective upon consummation of the Merger.

         On April 22, 2004, the Company entered into Agreements as to Surrender and Cancellation of Options with each of Robert N. Friedman and Robert Glass which will be effective upon consummation of the Merger.

         On April 27, 2004, a complaint was filed by Davidco Investments in the Court of Chancery of the State of Delaware in and for New Castle County, against the Company and its directors. The complaint purports to be brought as a class action on behalf of the Company's stockholders. The complaint alleges, among other things, that the members of the board of directors of the Company breached their fiduciary duties to the Company's stockholders by approving the terms of the proposed sale of the Company for $23.00 per share. The complaint seeks, among other things, injunctive relief (including enjoining the proposed sale or rescission if the proposed sale is consummated) and compensatory and/or rescissory damages. The Company and its directors intend to vigorously contest the allegations set forth in the complaint. On April 29, 2004, a complaint was filed by Bernard Shatz in the Court of Chancery of the State of Delaware in and for New Castle County. The second complaint is substantially similar to the first complaint but also names Crescent Capital Investments, Inc. ("Crescent") as a defendant. The defendants have not yet filed answers to the complaints The Company, its directors and Crescent intend to vigorously defend the allegations set forth in the complaints.

3.       Income Taxes

         Income taxes are provided for under the liability method using an effective tax rate of 40.2% for fiscal 2004 and 39.3% in fiscal 2003.

4.       Use of Estimates

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States for interim financial information requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from the estimates.

5.       Stock-Based Compensation

         In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has not adopted a method under SFAS 148 to expense stock options but rather continues to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for stock options and accordingly, has recognized no compensation expense with respect to options granted to key employees or options granted to non-employee directors. Had compensation cost been determined based upon the fair value at grant date for awards consistent with the methodology prescribed by SFAS 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per share would have been the pro forma amounts indicated below:

                                                           May 1,     May 3,
                                                            2004       2003
                                                          -------    -------
(In thousands, except per share data)
Net income - as reported                                  $   5.3    $   2.8

Less total stock-based employee compensation expense
under the fair value method, net of tax                       0.1        0.6
                                                          -------    -------
Net income - pro forma                                    $   5.2    $   2.2
                                                          =======    =======
Net income per share:
Basic - as reported                                       $  0.79    $  0.41
Basic - pro forma                                            0.76       0.33
Diluted - as reported                                        0.69       0.37
Diluted - pro forma                                          0.67       0.29

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

         Loehmann's is a leading national specialty retailer of well known designer and brand name women's fashion apparel, men's furnishings, accessories, and shoes offered at prices that are typically 30% to 65% below department store prices. The Company currently operates 48 stores in 17 states and the District of Columbia with a concentration of stores in the New York Metro/Mid Atlantic area, California and Florida.

         The Company opened one new store in 2004 in Northbrook, IL. The Company will continue to follow a conservative strategy by opening 3-5 new stores per year in existing markets.

         Comparable store sales increased for the quarter by 12.4% primarily due to the increase in overall consumer confidence fueled by a stronger economy. Net income per diluted share was $0.69, up from $0.37 in the prior year period.

         Loehmann's generated cash from operations of $6.1 million and used $2.6 million for capital expenditures. As a result of the Company's redemption of the outstanding balance of the 11% Senior Notes due December 2005 during fiscal 2003, the Company reduced its interest expense by $0.3 million.

         The discussion and analysis below further explains the Company's results of operations for the quarter ended May 1, 2004.

Results of Operations - Comparison of the Quarters Ended May 1, 2004 and May 3, 2003

                                                   May 1,      May 3,
                                                    2004        2003
                                                  --------    --------
                                                 % of Sales   % of Sales
                                                  --------    --------

Net sales                                           100.0%      100.0%
Cost of sales                                        58.9%       59.7%
                                                  --------    --------
Gross profit                                         41.1%       40.3%

Revenue from leased departments                       0.3%        0.3%
                                                  --------    --------
Operating profit                                     41.4%       40.6%

Selling, general and administrative expenses         30.8%       32.3%
Depreciation and amortization                         2.3%        2.6%
                                                  --------    --------
Operating income                                      8.3%        5.7%

Interest expense, net                                 0.0%        0.5%
                                                  --------    --------

Income before income taxes                            8.3%        5.2%

Provision for income taxes, net                       3.3%        2.2%
                                                  --------    --------
Net income                                            5.0%        3.0%
                                                  ========    ========

         Net sales for the quarter ended May 1, 2004 were $107.0 million as compared to $90.4 million for the comparable period in the prior year. The increase of $16.6 million is primarily attributable to (i) the comparable store sales increase of $10.7 million and (ii) a net increase of $6.0 million in sales related to five new stores.

         Comparable store sales increased by 12.4% compared to the same period in fiscal 2003. The increase in comparable store sales in the first quarter were largely attributable to the increase in overall consumer confidence fueled by a stronger economy. Included in the comparable store sales are the expansions to the stores in San Francisco, CA and East Brunswick, NJ. Comparable store sales for the quarter ended May 3, 2003 decreased by 7.7% compared to the same period in fiscal 2002.

         Gross profit for the quarter ended May 1, 2004 was $44.0 million as compared to $36.4 million for the same period in the prior year. Gross profit percentage increased to 41.1% from 40.3% in the prior year period. The increase in gross profit percentage is attributed to more full price sell through and lower markdowns as a percent of net sales.

         Selling, general and administrative ("SG&A") expenses as a percentage of net sales for the quarter decreased to 30.8% of net sales as compared to 32.3% of net sales in the prior period. SG&A expenses for the quarter ended May 1, 2004 increased by $3.8 million to $33.0 million from $29.2 million in the prior period. The increase of $3.8 million was primarily due to (i) a net increase of $1.6 million of expenses related to the five new stores opened within the past twelve months and (ii) an increase of $0.7 million in occupancy expenses primarily due to the two expanded stores mentioned previously.

         Comparable store SG&A expenses as a percentage of nets sales for the period ended May 1, 2004 decreased to 31.0 % from 32.4% in the prior period. The decrease of 140 basis points was due primarily to an increase in comparable store sales in the current quarter. Comparable SG&A expenses increased $2.1 million to $30.1 million compared to $28.0 million in the prior period.

Reconciliation of SG&A expenses to comparable store SG&A expenses is as follows:

                                         Quarter Ended
                                    -----------------------
(In thousands)                        May 1,        May 3,
                                      2004           2003
                                    --------       --------
Total SG&A expenses                 $ 32,994       $ 29,246
New stores SG&A expenses              (2,866)        (1,253)
Closed stores SG&A expenses                -            (13)
                                    --------       --------
Comparable store SG&A expenses      $ 30,128       $ 27,980
                                    ========       ========

         Depreciation and amortization expense for the quarter ended May 1, 2004 was $2.4 million as compared to $2.3 million for the same period in the prior year. The increase in depreciation expense is due primarily to assets placed in service at new stores opened within the last 18 months.

         There was net interest expense of $38,000 for the quarter ended May 1, 2004 as compared to $0.5 million for the same period in the prior year. In fiscal year 2003, the Company redeemed the remainder of its 11% Senior notes due December 2005, resulting in a decrease in interest on the Company's senior notes of $0.3 million.

         As a result of the items explained above, net income was $5.3 million, or 5.0% of net sales, for the quarter ended May 1, 2004 as compared to net income of $2.8 million, or 3.0% of net sales, in the quarter ended May 3, 2003.

Liquidity and Capital Resources

         The Company has a $50.0 million credit facility with The CIT Group/Business Credit, Inc. (the "Credit Facility"). The availability of the revolving line of credit under the Credit Facility is subject to certain inventory-related borrowing base requirements. Repayment of amounts borrowed under the Credit Facility is secured by a lien on substantially all the assets of the Company.

         The indebtedness under the Credit Facility bears interest at variable rates based on LIBOR plus 2.0% or the prime rate plus 0.5% on borrowings. There is an unused line fee of 0.25% per annum on the unused portion of the Credit Facility.

         The Credit Facility contains certain customary covenants, including capital expenditure limitations, limitations on indebtedness, liens, and restricted payments. There are no financial performance covenants under the Credit Facility.

         As of May 1, 2004, the Company had documentary letters of credit of $3.0 million outstanding with $45.9 million of unused availability under the Credit Facility.

         Net cash provided by operations for the quarter ended May 1, 2004 was $6.1 million compared to $10.6 million used in operations in the prior year. The increase in cash flow provided by operations is primarily due to the following,
(i) an increase in accounts payable of $6.6 million relating to favorable vendor terms compared to the same period in the prior year, (ii) net income, which increased by $2.5 million, (iii) a decrease in the change in merchandise inventory purchased over the prior year period of $2.6 million and
(iv) an increase in income taxes payable of $3.3 million. The increase in income taxes payable is due primarily to (a) an increase in the provision for income taxes of $1.6 million over the prior period and (b) a decrease in cash taxes paid during the quarter of $2.3 million as compared to the prior period.

         Due to the seasonal nature of the Company's business, inventory is normally at its lowest point at the end of the fiscal year and increases to peak levels during the first quarter of the fiscal year. Therefore, there will typically be a large increase in inventory from the end of a fiscal year to the end of the first quarter of the following fiscal year. For the first quarter of fiscal year 2004, inventory increased by $9.9 million to $69.1 million from $59.2 million at January 31, 2004. The increase of $9.9 million was primarily attributable to an increase in the inventory at stores in operation for at least one year of $9.0 million.

         Inventory at the end of the first fiscal quarter is $5.1 million higher than one year ago due to (i) an increase in the Company's pack-away inventory of $2.1 million due to opportunistic purchases of fall season merchandise made during the period and (ii) inventory for new stores of $2.3 million.

         Accounts receivable and other current assets for the quarter ended May 1, 2004 were $8.6 million compared to $7.4 million at January 31, 2004. The increase of $1.2 million was due primarily to an increase in third-party credit card sales receivable of $1.6 million attributable to sales made in the last 2 days of the quarter.

         Accounts payable increased $7.3 million in the first quarter of fiscal year 2004. The increase in accounts payable was primarily the result of an increase in favorable payment terms with the Company's vendors as compared to the same period in the prior year.

         Capital expenditures for the quarter were $2.6 million. The opening of a shoe store in White Plains, NY, a new store in Northbrook, IL, and the purchase of new POS register equipment accounted for $1.8 million of the $2.6 million.

         Income taxes payable for the quarter ended May 1, 2004 were $3.3 million compared to no amount payable at January 31, 2004. The increase is primarily due to an increase in the provision for income taxes to $3.6 million less $0.3 million of cash taxes paid during the period for estimated prior year state taxes.

         The Company believes that cash generated from operations and funds available under the Credit Facility will be sufficient to satisfy its cash requirements through the remainder of the fiscal year.

         This Quarterly Report on Form 10-Q and, in particular, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the Securities Exchange Act of 1934. The Company's actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward-looking statements as a result of many factors, including factors that may be beyond the Company's control. Other factors that may cause actual results of operations and future financial condition to differ from those expressed or implied in any forward-looking statements contained herein include adverse changes in relationships with key vendors, changes in consumer preferences, competition from existing and potential competitors and general economic conditions. Investors are also directed to the discussion of risks and uncertainties associated with forward-looking statements contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

         The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements contained herein or that may be made from time to time by or on behalf of the Company.

Critical Accounting Policies

         Inventory

         Merchandise inventory is valued at the lower of cost or market as determined by the retail inventory method, which the Company believes approximates fair value. However, certain warehoused inventory, referred to as pack-away inventory, a portion of which is not immediately available for sale, is valued on a specific cost basis. The pack-away inventory valued on a specific cost basis at May 1, 2004 and May 3, 2003 was $23.6 million and $21.5 million, respectively.

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

         Revenue Recognition and Leased Sales

         The Company recognizes revenue when goods are sold, at retail, to customers in its stores. Sales of fragrances, a leased department, are not reflected in the net sales reported on the Company's statement of operations. The gross profit on fragrance sales is shown as revenue from leased department on the Company's statement of operations.

Proposed Merger

         On April 22, 2004, the Company, Parent and Sub entered into the Merger Agreement.

         Pursuant to the Merger Agreement, following the satisfaction of certain conditions, including the approval of the Merger (as defined below) by stockholders of the Company representing a majority of the Shares entitled to vote, Sub will be merged with and into the Company with the Company being the surviving corporation. In the Merger the stockholders of the Company will be entitled to receive, for each outstanding Share, $23.00 per Share without interest thereon. After consummation of the Merger, the Shares will no longer be traded on The NASDAQ National Market or any other securities exchange and the Company will become a privately-held company.

         On April 22, 2004, Parent entered into a Voting Agreement with Alpine the beneficial owner of approximately 32.7% of the outstanding Shares, pursuant to which Alpine has agreed to vote its Shares in favor of the Merger.

         On April 22, 2004, the Company entered into new Employment Agreements with each of Robert N. Friedman and Robert Glass which will be effective upon consummation of the Merger.

         On April 22, 2004, the Company entered into Agreements as to Surrender and Cancellation of Options with each of Robert N. Friedman and Robert Glass which will be effective upon consummation of the Merger.

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

Item 4.  Controls and Procedures

         The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. The Company's Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believe that the system is operating effectively to ensure appropriate disclosure. There have been no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

         The Company filed a report on Form 8-K under items 5 and 7 of Form 8-K, dated April 28, 2004, reporting that on April 27, 2004, a complaint was filed by Davidco Investments in the Court of Chancery of the State of Delaware in and for New Castle County, against the Company and its directors. The complaint purports to be brought as a class action on behalf of the Company's stockholders. The complaint alleges, among other things, that the members of the board of directors of the Company breached their fiduciary duties to the Company's stockholders by approving the terms of the proposed sale of the Company for $23.00 per share. The complaint seeks, among other things, injunctive relief (including enjoining the proposed sale or rescission if the proposed sale is consummated) and compensatory and/or rescissory damages. The Company and its directors intend to vigorously contest the allegations set forth in the complaint. On April 29, 2004, a complaint was filed by Bernard Shatz in the Court of Chancery of the State of Delaware in and for New Castle County. The second complaint is substantially similar to the first complaint but also names Crescent as a defendant. The defendants have not yet filed answers to the complaints. Loehmann's, its directors and Crescent intend to vigorously defend the allegations set forth in the complaints.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

(a)   Exhibits

31.1 Certificate of Chief Executive Officer required by Section 13a-14(a) of the Rules and Regulations under the Securities Exchange Act of 1934.

31.2 Certificate of Chief Financial Officer required by Section 13a-14(a) of the Rules and Regulations under the Securities Exchange Act of 1934.

32.1  Certificate of Chief Executive Officer required by 18 U.S.C. Section 1350.

32.2  Certificate of Chief Financial Officer required by 18 U.S.C. Section 1350.


(b) Reports on Form 8-K

The Company filed a report on Form 8-K under items 5 and 7 of Form 8-K, dated April 26, 2004, announcing the signing of a definitive merger agreement providing for the acquisition of the Company by an affiliate of Crescent Capital Investments, Inc., an Atlanta-based private equity investment firm.

The Company filed a report on Form 8-K under items 5 and 7 of Form 8-K, dated April 28, 2004, reporting that a complaint was filed against the Company and its Board of Directors on April 27, 2004 by Davidco Investments in the Court of Chancery of the State of Delaware in and for New Castle County.

                            Loehmann's Holdings Inc.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:  June 9, 2004


                         Loehmann's Holdings Inc.


                         By /s/ Robert Glass
                            ----------------------------------------------------
                            Robert Glass
                            Chief Operating Officer, Chief Financial Officer and Secretary