Form 10-K/A
period 2004-01-31
LOEHMANNS HOLDINGS INC
filed 2004-08-27
CIK 843081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 2)

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2004

                         Commission File Number: 0-31787

                            LOEHMANN'S HOLDINGS INC.
             (Exact Name of Registrant as Specified in its Charter)


           Delaware                                        13-4129380
----------------------------------              --------------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification No.)


   2500 Halsey Street, Bronx, New York                       10461
----------------------------------              --------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

       Registrant's telephone number, including area code: (718) 409-2000
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.                           Yes [X}      No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any
amendment to this Form 10-K.                                                 [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in the Securities Exchange Act of 1934 Rule 12b-2). Yes [X} No [ ]

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                           Yes [X}   No [ ]

         The aggregate market value of voting stock held by nonaffiliates of the registrant as of August 2, 2003 was $67.0 million.

         The registrant had 6,729,236 shares of common stock outstanding as of August 19, 2004.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                                  INTRODUCTION

This Form 10-K/A amends and restates the registrant's Form 10-K and Amendment No. 1 on Form 10-K/A for the fiscal year ended January 31, 2004.

PART I.

ITEM 1.  BUSINESS


THE COMPANY

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

         The following table shows the percentages of the Company's net sales attributable to its various product categories for fiscal year 1999 through fiscal year 2003:

                                           1999        2000       2001        2002        2003
                                           ----        ----       ----        ----        ----

Sportswear .......................         47.1%      49.4%       50.4%       50.1%       48.9%
Accessories/intimate apparel .....         12.9%      12.8%       14.5%       14.9%       15.3%
Dresses and suits ................         17.1%      14.9%       13.4%       12.3%       13.1%
Men's ............................         10.4%      10.5%       10.2%       10.2%        9.6%
Shoes ............................          6.1%       6.4%        6.6%        7.7%        8.8%
Outerwear ........................          4.0%       4.4%        3.9%        3.9%        3.5%
Other.............................          2.4%       1.6%        1.0%        0.9%        0.8%
 Total ..........................         100.0%     100.0%      100.0%      100.0%      100.0%

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

         Under the Amended POR, Holdings distributed 6,659,236 shares of common stock, par value $0.01 per share, and $25,000,000 of its Senior Notes to the general unsecured creditors of Loehmann's, Inc. The 6,659,236 shares of common stock reflect the Company's subsequent dividend in the nature of a 2-for-1 stock split. Distributions to the general unsecured creditors of Loehmann's, Inc. were made in shares of the Company's common stock or in a combination of the Company's common stock and Senior Notes depending on the elections made by the holders of general unsecured claims. The Amended POR provided that no stockholder or option holder of the common stock of Loehmann's, Inc. would receive any distribution on account of their shares of common stock or options to purchase common stock.

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

         Dependence on Key Personnel

         The Company's success depends to a significant extent upon the performance of its senior management team, particularly Robert N. Friedman, President and Chief Executive Officer, and Robert Glass, Chief Operating Officer, Chief Financial Officer and Secretary, who entered into employment agreements with the Company on January 1, 2001. On May 10, 2002 and subsequently on February 12, 2004, these employment agreements were amended, extending the period of service to 2008. The loss of services of either of the Company's executive officers could have a material adverse impact on the Company. The Company's success will depend on its ability to motivate and retain its key employees and to attract and retain qualified personnel in the future.

RECENT DEVELOPMENTS

         On April 22, 2004, the Company, Designer Apparel Holding Company, a Delaware corporation ("DAHC"), and DAH Merger Corporation, a Delaware corporation and wholly-owned subsidiary of DAHC ("Sub"), entered into an Agreement and Plan of Merger, dated as of April 22, 2004, as amended on July 12, 2004 (the "Merger Agreement").

         Pursuant to the Merger Agreement, following the satisfaction of certain conditions, including the approval of the merger by stockholders of the Company representing a majority of the outstanding shares of the Company's common stock entitled to vote, Sub will be merged with and into the Company with the Company being the surviving corporation. In the merger, the stockholders of the Company will be entitled to receive $23.00 without interest thereon for each outstanding share of the Company's common stock owned by such stockholder. After completion of the Merger, the Company's common stock will no longer be traded on The NASDAQ National Market or any other securities exchange and the Company will become a privately-held company.

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

         Indicated below is a listing of the regions in which the Company operates its stores:

              REGION                          NUMBER OF   PERCENT OF FISCAL
                                               STORES      YEAR 2003 SALES
              ------------------------------------------------------------------

              California ...........              12             30.4%
              New York  ............               7             21.6%
              Mid-Atlantic..........               5             10.8%
              New Jersey ...........               5             10.6%
              Florida ..............               4              7.7%
              Midwest ..............               4              7.2%

              Texas ................               3              3.2%
              Other West ...........               3              3.1%
              New England ..........               2              2.8%
              Other Southeast ......               2              2.6%
                                                -------         -------
                                                  47            100.0%

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

ITEM 3.  LEGAL PROCEEDINGS

         On April 27, 2004, a complaint was filed by Davidco Investments in the Court of Chancery of the State of Delaware in and for New Castle County against Loehmann's and its directors. The complaint purports to be brought as a class action on behalf of the Loehmann's stockholders. The complaint alleges, among other things, that the members of the board of directors breached their fiduciary duties to the Loehmann's stockholders by approving the terms of the proposed sale of Loehmann's to an affiliate of Crescent for $23.00 per share. The complaint seeks among other things injunctive relief (including enjoining the proposed sale or rescission if the proposed sale is consummated) and compensatory and/or rescissory damages. On April 29, 2004, a complaint was filed by Bernard Shatz in the Court of Chancery of the State of Delaware in and for New Castle County. The second complaint is substantially similar to the first complaint but also names Crescent as a defendant. The defendants have not yet filed answers to the complaints. Loehmann's, its directors and Crescent intend to vigorously defend the allegations set forth in the complaints.

         On June 10, 2004, plaintiffs in both cases filed a Proposed Order of Consolidation in the Delaware Court of Chancery. The Proposed Order of Consolidation was entered on July 29, 2004. The Order of Consolidation provides that (1) both actions shall be consolidated for all purposes; (2) plaintiffs will cause a consolidated amended complaint to be filed as soon as practicable; and (3) defendants need not respond to the complaints or discovery previously filed in the constituent actions.

         The Company is involved in other legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on the Company's financial position or results of operations.

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

         As of April 7, 2004, there were approximately 522 holders of record and approximately 1,150 beneficial owners of the Company's common stock.

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

         In October 2000, April 2001 and February 2002, the Company distributed a total of 6,659,236 shares of common stock and 11% Senior Notes due 2005 in the aggregate amount of $25,000,000 to its creditors pursuant to its Second POR. The 6,659,236 shares of common stock reflect the Company's subsequent dividend in the nature of a 2-for-1 stock split. No sales commissions were paid in connection with the transaction. The shares of common stock and Senior Notes were issued in reliance upon the exemption from registration afforded by Section 3(a)(10) of the Securities Act of 1933, as amended.

         The table below sets forth certain information as of the Company's fiscal year ended January 31, 2004 regarding the shares of the Company's common stock available for grant or granted under stock option plans that (i) were adopted by the Company's stockholders and (ii) were not adopted by the Company's stockholders.

                                     Number of securities to    Weighted-average          Number of securities remaining
                                     be issued upon exercise    exercise price of         available for future issuance
                                     of outstanding options,    outstanding  options,     under equity compensation plans
                                     warrants  and  rights      warrants and rights       (excluding  securities in the
                                                                                          first column of this table)
                                     -------------------------- ----------------------- ----------------------------------
Equity Compensation plans approved                    630,000                 $6.90                    500,000
by security holders

Equity Compensation plans not                         770,200                 $5.85                    154,800
approved by security holders
                                     -------------------------- ----------------------- ----------------------------------
Total                                               1,400,200                 $6.32                    654,800
                                     ========================== ======================= ==================================



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

ITEM 6.  SELECTED FINANCIAL DATA

         (In thousands except per share data)             2003        2002        2001        2000         1999
         Net sales                                     $364,588    $348,965    $322,524    $338,165    $374,657
         Net income (loss)                                7,913      12,597       7,093      31,450     (33,468)
         Net income per common share (Basic)               1.18        1.89        1.06        0.39           -
         Total assets                                   139,308     134,979     129,232     119,774     147,073
         Long-term obligations                                -      11,407      26,528      25,000           -

         Fiscal year 2000 above represents the combined results of Loehmann's, Inc from January 30, 2000 to October 9, 2000 and Loehmann's Holdings Inc. from October 10, 2000 to February 3, 2001. See Item 1 for information that materially affects the comparability of the data in the above table.

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

         Net income per diluted share was $1.05, down from $1.71 in the prior year. Last year included a gain on the sale of building which increased net income per diluted share by $0.31 on an after-tax basis. The Company has a net operating loss carry forward of $8.9 million and was able to release its tax valuation allowance in fiscal year 2003 because of its earnings performance over the last three years. This resulted in an increase in deferred tax assets in the amount of $4.7 million and a corresponding reduction in reorganization value in excess of identifiable assets.

         Loehmann's generated cash from operations of $16.7 million and used $8.4 million for capital expenditures and $11.4 million to redeem the outstanding balance of the 11% Senior Notes. As a result of the Senior Note redemption the Company reduced its interest expense by $1.7 million.

         The following key uncertainties whose fluctuations can have a material effect on the operating results have been identified by the Company:

         o Cash flow from operating activities is a primary source of liquidity that is adversely affected when the industry faces market driven challenges and new and existing competitors seek areas of growth to expand their businesses. If our customers do not purchase our merchandise offerings in sufficient quantities, we respond by taking markdowns. If we have to reduce our prices, the gross margin on our income statement will correspondingly decline, thus reducing our income.

         o Store growth--Our growth is dependent on the opening of new stores. Factors which could prevent the opening of new stores are identifying suitable markets and locations.

         The Company is not aware of any known trends that are likely to have a material effect on the operating results.

         The discussion and analysis below further explains the Company results of operations for fiscal year 2003.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data as a percentage of net sales for each of the last three fiscal years:

                                                        2003          2002          2001
                                                   -------------------------------------------
                                                     % OF SALES    % of Sales    % of Sales
                                                   -------------------------------------------

      Net sales                                       100.0%         100.0%        100.0%
      Revenue from leased departments                   0.5%           0.4%          0.5%
      Cost of sales                                    62.0%          61.6%         62.9%
                                                   -------------------------------------------
      Gross margin                                     38.5%          38.8%         37.6%

      Selling, general and administrative
      expenses                                         31.8%          30.5%         31.0%
      Depreciation and amortization                     2.7%           2.5%          3.0%
      Write off of deferred financing fees              0.1%             -             -
      Gain on sale of building                            -            1.1%            -
      Charge for store closing                            -              -           0.2%
                                                   -------------------------------------------
      Operating income                                  3.9%           6.9%          3.4%

      Interest expense, net                             0.3%           0.8%          1.2%
                                                   -------------------------------------------

      Income before income taxes                        3.6%           6.1%          2.2%

      Provision for income taxes, net                   1.4%           2.5%            -
                                                   -------------------------------------------
      Net income applicable to common stock             2.2%           3.6%          2.2%
                                                   ===========================================

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

         Gross margin increased $4.9 million from $135.5 million in fiscal 2002 to $140.4 million in fiscal 2003. The increase is attributable to (i) a net increase of $11.2 million in margin related to new stores offset by, (ii) the comparable store margin decrease of $3.9 million, (iii) a decrease of $2.7 million in margin related to three closed stores and (iv) an increase in revenue from leased departments of $0.3 million.

         Gross margin percentage was 38.5% compared to 38.8% in the prior fiscal year. The decrease in the percentage was attributed to an increase of markdowns offset by an increase in the markup of merchandise mix.

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

Reconciliation of SG&A expenses to comparable store SG&A expenses:

                                                  FISCAL YEAR ENDED
                                           -------------------------------
(In thousands)                               JANUARY 31,      February 1,
                                                2004              2003
                                           -------------------------------
Total SG&A expenses                        $      115,967  $     106,465
New stores SG&A expenses                          (11,030)        (1,880)
Closed stores SG&A expenses                             -         (1,411)
                                           -------------------------------
Comparable store SG&A expenses             $      104,937  $     103,174
                                           ===============================

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

         Gross margin percent increased to 38.8% from 37.6% in the prior year, an increase of 120 basis points. The increase in gross margin percentage was due primarily to (i) an increase in the initial markup of merchandise resulting from a favorable change in the merchandise mix, (ii) improved inventory shrinkage results and (iii) lower freight cost associated with the shipment of merchandise to stores from the distribution center. Gross margin for fiscal year 2002 was $135.5 million as compared $121.2 million for fiscal year 2001.

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

(In thousands, except per share data)                           FISCAL YEAR 2003
                                        ----------------------------------------------------------------------
                                             FIRST         SECOND       THIRD        FOURTH
                                            QUARTER       QUARTER      QUARTER       QUARTER       TOTAL
                                        ----------------------------------------------------------------------
(Unaudited)
Statement of operations data
Net sales............................       $  90,428    $  79,279    $  101,041     $  93,840    $  364,588
Gross margin.........................          36,756       28,286        42,165        33,216       140,423
Selling, general and
   administrative expenses...........          29,246       26,745        31,160        28,816       115,967
Depreciation and
   amortization......................           2,345        2,439         2,491         2,471         9,746
Write off of deferred financing fees                -            -             -           548           548
                                        ----------------------------------------------------------------------
Operating income (loss)..............           5,165         (898)        8,514         1,381        14,162
Interest expense.....................             458          319           296            48         1,121
                                        ----------------------------------------------------------------------
Income (loss) before income taxes....           4,707       (1,217)        8,218         1,333        13,041
Provision for income taxes...........           1,955         (524)        3,309           388         5,128
                                        ----------------------------------------------------------------------
Net income (loss)....................       $   2,752    $    (693)   $    4,909     $     945    $    7,913
                                        ======================================================================
Earnings per share:
  Basic..............................       $    0.41    $   (0.10)   $     0.73     $    0.14    $     1.18
                                        ======================================================================
  Diluted............................       $    0.37    $   (0.10)   $     0.65     $    0.12    $     1.05
                                        ======================================================================

(In thousands, except per share data)                           Fiscal Year 2002
                                        ----------------------------------------------------------------------
                                            First          Second       Third        Fourth
                                           Quarter         Quarter     Quarter       Quarter       Total
                                        ----------------------------------------------------------------------
(Unaudited)
Statement of operations data
Net sales............................       $  93,397    $  75,284    $   94,731     $  85,553    $  348,965
Gross margin.........................          37,143       27,943        39,338        31,065       135,489
Selling, general and
   administrative expenses...........          27,260       24,772        27,543        26,890       106,465
Depreciation and
   amortization......................           2,155        2,160         2,203         2,363         8,881
Gain on sale of building                            -        3,934             -           (10)        3,924
Charge for store closing.............               -            -             -            45            45
                                        ----------------------------------------------------------------------
Operating income.....................           7,728        4,945         9,592         1,757        24,022
Interest expense.....................             786          668           743           424         2,621
                                        ----------------------------------------------------------------------
Income before income taxes...........           6,942        4,277         8,849         1,333        21,401
Provision for income taxes...........           2,739        1,683         3,458           924         8,804
                                        ----------------------------------------------------------------------
Net income...........................       $   4,203    $   2,594    $    5,391     $     409    $   12,597
                                        ======================================================================
Earnings per share:
  Basic..............................       $    0.63    $    0.39    $     0.81     $    0.06    $     1.89
                                        ======================================================================
  Diluted............................       $    0.60    $    0.36    $     0.73     $    0.05    $     1.71
                                        ======================================================================

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

The indebtedness under the New Credit Facility bears interest at variable rates based on LIBOR plus 2.0% or the prime rate plus 0.5% on borrowings. There is an unused line fee of 0.25% per annum on the unused portion of the New Credit Facility. The indebtedness under the Old Credit Facility bore interest at variable rates based on LIBOR plus 2.5% or the prime rate plus 1.5% on borrowings. There was an unused line fee of 0.50% per annum on the unused portion of the Old Credit Facility. The New Credit Facility contains certain customary covenants, including capital expenditure limitations, limitations on indebtedness, liens, and restricted payments, as did the Old Credit Facility. There are no financial performance covenants under the New Credit Facility. The new Credit Facility provides for a $50.0 million revolving line of credit which matures on November 24, 2006.

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

         The Company believes that cash on hand, cash generated from operations and funds available under the Credit Facility will be sufficient to satisfy its cash requirements for the next twelve months.

CONTRACTUAL OBLIGATIONS

         The Company has aggregate contractual obligations of $191.7 million related to operating leases as follows:

                                                                      Fiscal Year
                           ---------------------------------------------------------------------------------------------------
(In thousands)               2004          2005          2006           2007          2008        Thereafter         Total
                           ----------    ----------    ----------     ----------    ----------    ------------     -----------

Operating leases             $20,076      $ 20,250       $20,155        $18,190       $17,665        $ 95,369        $191,705
                           ----------    ----------    ----------     ----------    ----------    ------------     -----------
Total                       $ 20,076      $ 20,250       $20,155       $ 18,190      $ 17,665        $ 95,369        $191,705
                           ==========    ==========    ==========     ==========    ==========    ============     ===========

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are included at the end of this Annual Report on Form 10-K at the pages indicated below:

Report of Independent Registered Public Accounting Firm......................F-2

Consolidated Balance Sheets at January 31, 2004 and February 1, 2003.........F-3

Consolidated Statements of Operations for the fiscal years
ended January 31, 2004, February 1, 2003 and February 2, 2002................F-4

Consolidated Statement of Changes in Common Stockholders'
Equity for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002 ........................................................F-5

Consolidated Statements of Cash Flows for the fiscal years ended
January 31, 2004, February 1, 2003 and February 2, 2002......................F-6

Notes to Financial Statements................................................F-7

Schedule II - Valuation and Qualifying Accounts.............................F-18



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         The Company conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial
Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of January 31, 2004. Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

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

William J. Fox--Director and Co-Chairman of the Board

Since February 1999, Mr. Fox has been Chairman, President, Chief Executive Officer and a Director of AKI, Inc. and President, Chief Executive Officer and a Director of AKI Holding, Inc., a multi-sensory marketing and interactive advertising company, which has a business address of 1700 Broadway, Suite 2200, New York, NY 10019 and a business telephone number of (212) 541-2650. Mr. Fox is currently a Director of LQ, Inc. and was, until May 17, 2004, a Director of MM Companies Inc., both of which have a business address of 888 Seventh Avenue, New York, NY 10019.


Joseph Nusim--Director and Co-Chairman of the Board

Since 1995, Mr. Nusim has been President of the Nusim Group, a retail consulting company, which has a business address of 300 Park Avenue, Suite 1700, New York, NY 10022 and a business telephone number of (212) 644-0666. In addition to serving as President of the Nusim Group, Mr. Nusim served, from 1998 until 1999, as Acting Chief Executive Officer of Frankel's Home Furnishings, Inc., which has a business address of 602 East Highway 50, Clermont, FL 34711.

Robert N. Friedman--Director, President and Chief Executive Officer

Since 2000, Mr. Friedman has been President and Chief Executive Officer of Loehmann's Holdings Inc., which has a business address of 2500 Halsey Street, Bronx, NY 10461 and a business telephone number of (718) 409-2000. From 1992 until 2000, Mr. Friedman served as Chairman, Chief Executive Officer and a Director of Loehmann's predecessor company, Loehmann's, Inc., which had a business address of 2500 Halsey Street, Bronx, NY 10461.

Robert Glass--Director, Chief Operating Officer, Chief Financial Officer and Secretary

Since 2000, Mr. Glass has been the Chief Operating Officer, Chief Financial Officer and Secretary of Loehmann's Holdings Inc., which has a business address of 2500 Halsey Street, Bronx, NY 10461 and a business telephone number of (718) 409-2000. From 1998 until 2000, Mr. Glass served as President, Chief Operating Officer, Secretary and a Director of Loehmann's Holdings Inc.'s predecessor company, Loehmann's, Inc., which had a business address of 2500 Halsey Street, Bronx, NY 10461.


Carol Gigli-Greer--Director

Since 2000, Ms. Gigli-Greer has been Chief Executive Officer of Carol Greer Associates, LLC, a retail consulting firm, which has a business address of 50 Sutton Place South, NY 10022 and a business telephone number of (212) 872-1301. In addition to serving as Chief Executive Officer of Carol Greer Associates, LLC, Ms. Gigli-Greer has, since May 2004, been President and Chief Merchandising Officer of Gadzooks, Inc., which has a business address of 4121 International Pkwy, Carrollton, TX 75007 and a business telephone number of (800) 215-7705. From 1995 through 1999, Ms. Gigli-Greer was President and Chief Executive Officer of the Specialty Footwear & Apparel Division of Woolworth/Venator (now Footlocker, Inc.), which has a business address of 112 West 34th Street, New York, NY 10120.


Cory Lipoff--Director

Since 2000, Mr. Lipoff has been Executive Vice President and Principal of Hilco Merchant Resources, LLC., a retail advisory, financial services and liquidation firm, which has a business address of 5 Revere Drive, Suite 206, Northbrook, IL 60062 and a business telephone number of (847) 849-2915. From 1996 until 2000, Mr. Lipoff was Principal of Gordon Brothers Retail Partners, which has a business address of 500 North Michigan Avenue, Chicago, IL 60611.

Erwin A. Marks--Director

Since 1995, Mr. Marks has been President and Chief Executive Officer and a member of the Board of Directors of Marks Consulting, Inc., an interim management and turnaround-consulting firm, which has a business address of 401 Voltz Road, Northbrook, IL 60062 and a business telephone number of (847) 501-4377. He is currently a Director of Barjan Holding Company, which has a business address of 7800 51st St. West, Rock Island, IL 61201; Neuvant Aerospace Corporation, which has a business address of 11002-29th Avenue West, Paine Field, Everett, WA 098204; National Dry Cleaners, Inc., which has a business address of 51 W. 135th St., Kansas City, MO 64145; The New York Blower Company, which has a business address of 7600 Quincy Street, Willowbrook, IL 60521; and Jupiter Industries, Inc., which has a business address of 2216 Sanders Road, Suite 385, Northbrook, IL 60062.

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

        In addition, in connection with the negotiation of a merger agreement with Designer Apparel Holding Company and DAH Merger Corp., Joseph Nusim and William J. Fox each received $10,000 for their service on the Process Committee and $20,000 each for their service on the Special Committee of the Board of Directors.

        Directors who are not employees of the Company are entitled to receive benefits under the Company's Director Stock Option Plan. During the fiscal year ended January 31, 2004, each non-employee director received options to purchase 5,000 shares of common stock at an exercise price of $13.13 per share.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock, to file with the SEC reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

         Based upon a review of Forms 3, 4 and 5 and other documents provided to the Company by those required to file such reports with the SEC, the Company believes that all directors, executive officers and 10% holders of the Company have complied with all Section 16(a) reporting requirements applicable to them with respect to the fiscal year ended January 31, 2004 except that Messrs. Fox, Nusim, Lipoff and Marks and Ms. Greer each filed a late Form 4 reporting the grant of an option to purchase 5,000 shares of common stock.

CODE OF ETHICS

         The Company has a code of business conduct and ethics that applies to all its employees, including the Company's Principal Executive Officer, Principal Financial Officer and Controller. The Company filed the code as
Exhibit 14 to the Annual Report on Form 10-K filed on April 15, 2004.

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

__________

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

STOCK OPTIONS

         No stock options were granted to the named executive officers during the fiscal year ended January 31, 2004

                        OPTION GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

         The following table sets forth information as to option exercises and the number of unexercised shares of common stock underlying stock options and the value of unexercised in-the-money stock options at year end:

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR END OPTION VALUE
                          ----------------------------

                                                                           NUMBER OF
                                                                          UNEXERCISED              VALUE OF
                                                                           SECURITIES            UNEXERCISED
                                                                           UNDERLYING           IN-THE-MONEY
                                                                        OPTIONS AT FISCAL      OPTIONS AT FISCAL
                                                                             YEAR END              YEAR END
                                 SHARES ACQUIRED         VALUE           EXERCISABLE (E)/       EXERCISABLE (E)/
Name                                ON EXERCISE         REALIZED         UNEXERCISABLE (U)      UNEXERCISABLE (U)
-----------------------------------------------------------------------------------------------------------------
Robert N. Friedman                   35,000             $ 278,775           165,000 E           $2,124,375 E
                                       --                  --               150,000 U            1,687,500 U
Robert Glass                         35,000               278,775           165,000 E            2,124,375 E
                                       --                  --               150,000 U            1,687,500 U


EMPLOYMENT AGREEMENTS

         Loehmann's is a party to an employment agreement with each of Mr. Friedman and Mr. Glass originally entered into on January 1, 2001 and amended on May 10, 2002 and February 12, 2004. Pursuant to the agreements, Loehmann's employs Mr. Friedman as its President and Chief Executive Officer and Mr. Glass as its Chief Operating Officer. On February 12, 2004, each agreement was amended to extend each executive's term of employment by two years (to June 30, 2008 in the case of Mr. Friedman and to October 31, 2008 in the case of Mr. Glass). At the end of each existing term of employment, the term of each agreement is automatically extended for successive 12-month periods on the same terms and conditions, unless either party provides to the other party a notice of non-renewal at least six months prior to the expiration of the term of employment or any extension thereof. Pursuant to the agreements, Mr. Friedman's annual base salary is currently $690,000 and Mr. Glass's annual base salary is currently $400,000. Each executive is eligible to receive a cash bonus equal to a percentage of his base salary based upon the achievement of certain performance thresholds as determined by the board of directors prior to the commencement of each fiscal year. In addition, each executive is entitled to other benefits, including life insurance, medical insurance and automobile allowances. Each executive has agreed that at all times during his employment with Loehmann's and for a period of nine months thereafter, he will not engage in any business that competes with Loehmann's.

         If, during the term of each agreement, either Mr. Friedman or Mr. Glass is terminated by Loehmann's without "Cause" or terminates his employment for "Good Reason" (each as defined in the agreements), he will be entitled to receive his base salary as then in effect for the greater of 18 months or the remainder of the term, medical benefits for the remainder of his life or until he obtains full-time employment, and life insurance until he reaches the age of 70 or obtains other full-time employment. On February 12, 2004, the agreements were amended to provide that upon a termination of the executive's employment by Loehmann's without Cause or termination by the executive for Good Reason, in each case, at any time following a Change of Control (as defined in the employment agreements) but prior to the termination of his agreement, the executive will be entitled to two times the sum of his (1) base salary at the time of termination and (2) the average of the bonuses, if any, he earned in the three fiscal years preceding the date of termination; medical benefits for the remainder of his life or until he obtains other full-time employment; and life insurance until he reaches the age of 70 or obtains other full-time employment. Previously, each agreement provided for the executive to receive two times the sum of his base salary and the bonus earned in the fiscal year preceding the year of termination. The agreements also provide that if Mr. Friedman or Mr. Glass becomes subject to the "golden parachute" excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended ("the Code"), the benefits payable under the agreements will be reduced to a level such that the excise tax will not be incurred. Lastly, each agreement was amended on February 12, 2004 to provide that after a Change of Control, Loehmann's would pay for legal fees incurred by the executive in pursuing any claim to receive severance if the executive was successful in pursuing such claim.

         The completion of the merger submitted to the Loehmann's stockholders for approval (as described in "Item 1 - Recent Developments") would constitute a change of control within the meaning of the existing employment agreements, as amended, between Loehmann's and each of Messrs. Friedman and Glass. However, these agreements will be superseded by new employment agreements upon the completion of the merger and the new employment agreements, as discussed below, provide that the merger will not constitute a change of control. If a change in control (other than the proposed merger) were to take place during 2004 and if Mr. Friedman or Mr. Glass were to be terminated within one year following such change in control, then, assuming a termination in 2004, Mr. Friedman would be entitled to receive under his existing employment agreement an additional $415,666.67 and Mr. Glass would be entitled to receive under his existing employment agreement an additional $239,166.67, based on the change in the bonus calculation contained in the employment agreement amendments dated as of February 12, 2004.

NEW EMPLOYMENT AGREEMENTS

         Loehmann's has entered into new employment agreements with Messrs. Friedman and Glass that will become effective upon completion of the proposed merger. These new agreements will replace the existing agreements and provide for compensation and benefits substantially similar to the compensation and benefits provided under the existing agreements. Pursuant to Mr. Glass' new agreement, his base salary will be increased by $50,000 to $450,000. Mr. Friedman's base salary, however, remains unchanged at $690,000 under his new agreement. The new agreements provide for the grant of nonqualified stock options to each of Messrs. Friedman and Glass immediately following the merger. Each option will be granted with a $23.00 per share exercise price and the number of options granted to each of Messrs. Friedman and Glass will cover a number of shares equal to approximately 3.16% of Loehmann's outstanding common stock, calculated on a fully diluted basis, on the date of grant. Subject to continued employment, these options will vest with respect to 25% of the total grant on each of the first four anniversaries of the date of grant. The new agreements provide that if Mr. Friedman or Mr. Glass become subject to the "golden parachute" excise tax imposed under Section 4999 of the Code, the benefits payable will be reduced to a level such that the excise tax will not be incurred; provided, however, that Loehmann's will also use its best efforts to exempt any payment either Mr. Glass or Mr. Friedman may receive, other than in connection with the merger, from the excise tax imposed under Section 4999 of the Code by obtaining stockholder approval of any parachute payments. In addition, the new agreements provide for an extension of the post-employment non-competition provision from 9 months to 18 months and for the addition of a non-solicitation of suppliers covenant and a mutual non-disparagement covenant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the Compensation Committee participate in all deliberations concerning executive compensation. The Compensation Committee consists of Cory Lipoff and Joseph Nusim. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

         The following table sets forth certain information as of August 10, 2004 with respect to beneficial ownership of shares of common stock of the Company by (i) all persons or groups known by the Company to be beneficial owners of more than 5% of such class, (ii) each director, (iii) each executive officer named in the Summary Compensation Table and (iv) all directors and executive officers as a group. The persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them, except as otherwise stated in the notes to the table. Shares issuable upon exercise of options that are exercisable currently or within the next 60 days are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons beneficially owning such options, but such shares are not deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other person. Unless otherwise set forth below the business address of the beneficial owners is c/o Loehmann's Holdings Inc., 2500 Halsey Street, Bronx, New York 10461. Since the various Alpine stockholders are affiliates of the Company due to their ownership of 32.7% of the outstanding shares of the Company's common stock, the aggregate market value of shares held by non-affiliates as of August 2, 2003 reported on the cover page of this Annual Report on Form 10-K/A no longer includes the shares owned by the Alpine stockholders.

           NAME AND ADDRESS OF BENEFICIAL OWNER                    AMOUNT AND NATURE                 PERCENT OF
           ------------------------------------                    -----------------                 ----------
                                                                 OF BENEFICIAL OWNERSHIP            COMMON STOCK
                                                                 -----------------------            ------------
                                                                     OF COMMON STOCK
                                                                     ---------------

----------------------------------------------------------- ---------------------------------- ------------------------
Alpine Associates, A Limited Partnership; Alpine                        2,200,118                       32.7%
Partners, L.P.; Palisades Partners, L.P.; and Alpine
Associates Offshore Fund Ltd. (1) (2)
100 Union Avenue
Cresskill, New Jersey 07626

----------------------------------------------------------- ---------------------------------- ------------------------
Christian Leone;  LCG Holdings,  LLC; Luxor Capital Group,               596,895                        8.87%
LLC; Luxor Capital Partners,  LP; Luxor  Management,  LLC;
Luxor Capital  Holdings,  LP; and Luxor  Capital  Partners
Offshore, Ltd. (3)
599 Lexington Ave., 35th Floor
New York, NY 10022

----------------------------------------------------------- ---------------------------------- ------------------------
Steven L. Martin;  Slater Equity  Partners,  L.P.;  Slater               582,900                        8.7%
Asset Management,  L.L.C.; and Slater Capital  Management,
L.L.C. (4)
155 East 53rd Street, 26th Floor
New York, NY 10022

----------------------------------------------------------- ---------------------------------- ------------------------
William J. Fox (5)                                                       53,000                           *

----------------------------------------------------------- ---------------------------------- ------------------------
Joseph Nusim (5)                                                         53,000                           *

----------------------------------------------------------- ---------------------------------- ------------------------
Robert N. Friedman (2)(5)                                                315,000                        4.5%

----------------------------------------------------------- ---------------------------------- ------------------------
Robert Glass (2)(5)                                                      315,000                        4.5%

----------------------------------------------------------- ---------------------------------- ------------------------
Carol Gigli-Greer (5)                                                    49,000                           *

----------------------------------------------------------- ---------------------------------- ------------------------
Cory Lipoff (5)                                                          49,000                           *

----------------------------------------------------------- ---------------------------------- ------------------------
Erwin A. Marks (5)                                                       49,000                           *

----------------------------------------------------------- ---------------------------------- ------------------------



           NAME AND ADDRESS OF BENEFICIAL OWNER                    AMOUNT AND NATURE                 PERCENT OF
           ------------------------------------                    -----------------                 ----------
                                                                 OF BENEFICIAL OWNERSHIP            COMMON STOCK
                                                                 -----------------------            ------------
                                                                     OF COMMON STOCK
                                                                     ---------------

----------------------------------------------------------- ---------------------------------- ------------------------
All directors and executive officers as a group(5)                       883,000                        11.6%

----------------------------------------------------------- ---------------------------------- ------------------------
  *Less than 1%
----------------------------------------------------------- ---------------------------------- ------------------------

(1) Based upon information included in a Schedule 13D filed with the SEC on April 28, 2004. Includes (A) 1,845,100 shares held by Alpine Associates, A Limited Partnership; (B) 246,080 shares held by Alpine Partners, L.P.; (C) 88,548 shares held by Palisades Partners, L.P.; and (D) 20,390 shares held by Alpine Associates Offshore Fund Ltd. The ownership of each of these entities is presented on a combined basis because the funds are managed by Robert E. Zoellner. As set forth in the Schedule 13D filed with the SEC on April 28, 2004,
(A) Eckert Corporation is the sole general partner of Alpine Associates, A Limited Partnership and Alpine Partners, L.P. Victoria Eckert, the spouse of Robert E. Zoellner, is the sole stockholder and sole director of Eckert Corporation; (B) Gordon A. Uehling, Jr. is the sole general partner of Palisades Partners, L.P.; and (C) Robert E. Zoellner and Robert E. Zoellner, Jr. are the sole directors and executive officers of Alpine Associates Offshore Fund Ltd. Robert E. Zoellner provides investment consulting services to each of the Alpine stockholders.

(2) Based upon information included in a Schedule 13D filed by Designer Apparel Holding Company ("DAHC") with the SEC on May 3, 2004, DAHC may be deemed the beneficial owner of 2,830,118 shares, which equals 38.5% of the shares. The 2,830,118 shares that DAHC may beneficially own comprise 2,200,118 shares that are subject to a voting agreement between DAHC and the Alpine stockholders, 315,000 shares that are subject to an agreement with respect to the surrender and cancellation of options held by Robert N. Friedman and 315,000 shares that are subject to an agreement with respect to the surrender and cancellation of options held by Robert Glass. As a result of the voting agreement, DAHC and the Alpine stockholders may be deemed to share voting power and dispositive power with respect to the 2,200,118 shares beneficially owned by the Alpine stockholders. As a result of the agreements with respect to the surrender and cancellation of options, DAHC and Robert N. Friedman may be deemed to share voting power with respect to the 315,000 shares that underlie the options that are the subject of the agreement between DAHC and Robert N. Friedman and dispositive power with respect to the options to purchase the 315,000 shares and the shares that underlie such options, and DAHC and Robert Glass may be deemed to share voting power with respect to the 315,000 shares that underlie the options that are the subject of the agreement between DAHC and Robert Glass and dispositive power with respect to the options to purchase the 315,000 shares and the shares that underlie such options.

(3) Based on a Schedule 13D filed on July 9, 2004, (A) Christian Leone is the sole member and manager of LCG Holdings, LLC; (B) LCG Holdings, LLC is the manager of Luxor Capital Group, LLC and Luxor Management, LLC; (C) Luxor Capital Group, LLC is the general partner of Luxor Capital Partners, LP; (D) Luxor Management, LLC is the general partner of Luxor Capital Holdings, LP; and (E) Luxor Capital Holdings, LP is the investment manager of Luxor Capital Partners Offshore, Ltd. Christian Leone had previously filed a statement on Schedule 13G with the SEC on May 4, 2004 to report the acquisition of the shares of Loehmann's common stock that is the subject of the Schedule 13D. According to the Schedule 13D filed on July 9, 2004, (A) Luxor Capital Partners, LP beneficially owns 281,566 shares; (B) Luxor Capital Partners Offshore, Ltd. beneficially owns 315,329 shares; (C) Luxor Capital Group, LLC may be deemed to beneficially own 281,566 shares, which are the shares that Luxor Capital Partners, LP beneficially owns; (D) Luxor Capital Holdings, LP may be deemed to beneficially own 315,329 shares, which are the shares that Luxor Capital Partners Offshore, Ltd. beneficially owns; (E) Luxor Management, LLC may be deemed to beneficially own 315,329 shares, which are the shares that Luxor Capital Partners Offshore, Ltd. beneficially owns; and (F) Christian Leone and LCG Holdings, LLC may each be deemed to beneficially own 596,895 shares, which are the shares that Luxor Capital Partners, LP and Luxor Capital Partners Offshore, Ltd. beneficially own. In addition, according to the Schedule 13D, Christian Leone may be deemed to have shared power to direct the voting and disposition of the 596,895 shares.

(4) Based on a Schedule 13D filed on July 19, 2004, (A) Slater Asset Management, L.L.C. is the general partner of Slater Equity Partners, L.P., a private investment partnership of which Slater Capital Management, L.L.C is the investment manager and (B) Steven L. Martin is the controlling member of Slater Asset Management, L.L.C. and Slater Capital Management, L.L.C. Steven L. Martin, Slater Asset Management, L.L.C. and Slater Capital Management, L.L.C had previously filed a statement on Schedule 13G with the SEC on February 17, 2004 to report the acquisition of the shares of Loehmann's common stock that is the subject of the Schedule 13D. According to the Schedule 13D filed on July 19, 2004, (A) Slater Equity Partners, L.P. may be deemed to beneficially own 353,000 shares; (B) Slater Asset Management, L.L.C. may be deemed to beneficially own 353,000 shares, which are the shares that Slater Equity Partners, L.P. may be deemed to beneficially own; (C) Slater Capital Management, L.L.C may be deemed to beneficially own 582,900 shares, which include the shares that Slater Equity Partners, L.P. may be deemed to beneficially own; and (D) Steven L. Martin may be deemed to beneficially own 582,900 shares, which are the shares that Slater Capital Management, L.L.C. and Slater Equity Partners, L.P. may be deemed to beneficially own. In addition, according to the Schedule 13D, Steven L. Martin may be deemed to have sole power to direct the voting and disposition of the 582,900 shares.

(5) Consists of options to purchase Loehmann's common stock that are exercisable within 60 days of the date hereof.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         For the fiscal years ended February 1, 2003 and January 31, 2004, Ernst & Young LLP billed the Company $266,000 and $367,000, respectively for services rendered for the audit of the Company's annual financial statements included in its report on Form 10-K and the reviews of the financial statements included in its reports on Form 10-Q filed with the SEC.

AUDIT RELATED FEES

         For the fiscal year ended January 31, 2004, Ernst & Young, LLP billed the Company $13,400 in connection with the review of the Corporation's documentation of internal controls over financial reporting and advisory services for purposes of complying with Section 404 of the Sarbanes-Oxley Act of 2002. Except as described below, Ernst & Young, LLP did not perform any audit related services for the Company during the fiscal year ended February 1, 2003.

TAX FEES

         For the fiscal years ended February 1, 2003 and January 31, 2004, Ernst & Young LLP billed the Company $111,115 and $45,510, respectively, in connection with the preparation of tax returns and the provision of tax advice.

ALL OTHER FEES

         For the fiscal years ended February 1, 2003 and January 31, 2004, Ernst & Young LLP billed the Company $21,000 and $16,000, respectively, for audit related and tax services provided to the Loehmann's, Inc. 401(k) Plan.

         None of the services provided to the Company by Ernst & Young LLP were approved by the Audit Committee pursuant to the exception under paragraph
(c)(7)(ii)(c) of rule 2-01 of Regulation S-X.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)    Documents filed as part of the report.

       (1)    List of Financial Statements

              Report of Independent Registered Public Accounting Firm Consolidated Balance Sheets
              Consolidated Statements of Operations
              Consolidated Statements of Changes in Common Stockholders' Equity Consolidated Statements of Cash Flows
              Notes to Financial Statements

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

              3.1 Amended and Restated Certificate of Incorporation of Loehmann's Holdings Inc. filed as Exhibit 99.T3A to Form-T3 (Commission File No. 022-22475) and incorporated herein by reference.

              3.2 Amended and Restated By-Laws of Loehmann's Holdings Inc. filed as Exhibit 99.T3B to Form T3 (Commission File No. 022-22475) and incorporated herein by reference.

              4.1 Credit Agreement, dated as of November 25, 2003, among Loehmann's Operating Co., as Borrower, the Lenders, and The CIT Group/Business Credit, Inc., as Agent filed as Exhibit
                     4.1 to the Loehmann's Holdings Inc. Form 8-K dated December 3, 2003 (Commission File No. 0-31787) and incorporated herein by reference.

              4.2 Guaranty from Loehmann's Holdings Inc., Loehmann's, Inc., and Loehmann's Real Estate Holdings, Inc. to The CIT Group/Business Credit, Inc., dated as of November 25, 2003 filed as Exhibit 4.2 to the Loehmann's Holdings Inc. Form 8-K dated December 3, 2003 (Commission File No. 0-31787) and incorporated herein by reference.

              4.3 Security Agreement among Loehmann's Holdings Inc., Loehmann's, Inc., and Loehmann's Real Estate Holdings, Inc. and The CIT Group/Business Credit, Inc., dated as of November 25, 2003 filed as Exhibit 4.3 to the Loehmann's

                     Holdings Inc. Form 8-K dated December 3, 2003 (Commission File No. 0-31787) and incorporated herein by reference.

              4.4 Pledge Agreement between Loehmann's Holdings Inc., Loehmann's, Inc. and The CIT Group/Business Credit, Inc., dated as of November 25, 2003 filed as Exhibit 4.4 to the Loehmann's Holdings Inc. Form 8-K dated December 3, 2003 (Commission File No. 0-31787) and incorporated herein by reference.

              10.1 Lease Agreement, dated October 6, 1998, by and between Maurice M. Weill, Trustee for Rutherford Property and Loehmann's, Inc. filed as Exhibit 10.6 to the Loehmann's, Inc. Annual Report on Form 10-K for the year ended January 29, 2000 (Commission File No. 0-28410) and incorporated herein by reference.

              10.2 Employment Agreement between Loehmann's Holdings Inc. and Robert N. Friedman, dated as of January 1, 2001, filed as
                     Exhibit 10.2 to the Loehmann's Holdings Inc. Annual Report on Form 10-K for the year ended February 3, 2001 (Commission File No. 0-31787) and incorporated herein by reference.+

              10.3   Amendment to the Employment  Agreement  between  Loehmann's
                     Holdings Inc. and Robert N. Friedman, dated as of May 10, 2002, filed as Exhibit 10.3 to the Loehmann's Holdings Inc. Annual Report on Form 10-K for the year ended February 1, 2003 (Commission File No. 0-31787) and incorporated herein by reference.+

              10.4 Amendment to the Employment Agreement between Loehmann's Holdings Inc. and Robert N. Friedman, dated as of February 12, 2004.+*

              10.5 Agreement between Loehmann's Holdings Inc. and Robert N. Friedman, dated as of April 22, 2004, filed as Exhibit 99.3 to the Loehmann's Holdings Inc. Current Report on Form 8-K dated April 26, 2004 (Commission File No. 0-31787) and incorporated herein by reference.+

              10.6 Employment Agreement between Loehmann's Holdings Inc. and Robert Glass, dated as of January 1, 2001, filed as Exhibit
                     10.3 to the Loehmann's Holdings Inc. Annual Report on Form 10-K for the year ended February 3, 2001 (Commission File No. 0-31787) and incorporated herein by reference.+

              10.7 Amendment to the Employment Agreement between Loehmann's Holdings Inc. and Robert Glass, dated as of May 10, 2002, filed as Exhibit 10.5 to the Loehmann's Holdings Inc. Annual Report on Form 10-K for the year ended February 1, 2003 (Commission File No. 0-31787) and incorporated herein by reference.+

              10.8 Amendment to the Employment Agreement between Loehmann's Holdings Inc. and Robert Glass, dated as of February 12, 2004.+*

              10.9 Agreement between Loehmann's Holdings Inc. and Robert Glass, dated as of April 22, 2004, filed as Exhibit 99.4 to the Loehmann's Holdings Inc. Current Report on Form 8-K dated April 26, 2004 (Commission File No. 0-31787) and incorporated herein by reference.+

              10.10 2000 Director Stock Option Plan dated January 10, 2001, filed as Exhibit 10.4 to the Loehmann's Holdings Inc. Annual Report on Form 10-K for the year ended

                     February  3,  2001   (Commission   File  No.  0-31787)  and
                     incorporated herein by reference.+

              10.11 Amended and restated 2001 Stock Option Plan dated September 21, 2001, filed as Exhibit 10.7 to the Loehmann's Holdings Inc. Annual Report on Form 10-K for the year ended February 1, 2003 (Commission File No. 0-31787) and incorporated herein by reference.+

              10.12 2000 Equity Incentive Plan dated September 10, 2000, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Commission File No. 333-85664) and incorporated herein by reference.+

              14     Code of Business Conduct and Ethics.*

              21 List of Subsidiaries, filed as Exhibit 21 to the Loehmann's Holdings Inc. Annual Report on Form 10-K for the year ended February 1, 2003 (Commission File No. 0-31787) and incorporated herein by reference.

              23.1   Consent of Independent Registered Public Accounting Firm.**

              31.1 Certificate of Chief Executive Officer required by Section 15d-14(a) of the Rules and Regulations under the Securities Exchange Act of 1934.**

              31.2 Certificate of Chief Financial Officer required by Section 15d-14(a) of the Rules and Regulations under the Securities Exchange Act of 1934.**

              32.1 Certificate of Chief Executive Officer required by 18 U.S.C. Section 1350.**

              32.2 Certificate of Chief Financial Officer required by 18 U.S.C. Section 1350.**


__________________
*   Filed with original 10-K filing
**  Filed herewith
+ Management contract or compensation plan or arrangement required to be noted as provided in Item 14(a) of the Form 10-K rules.

(b)    Reports on Form 8-K

The Company filed a report on Form 8-K under items 7 and 12 of Form 8-K, dated December 2, 2003, announcing the Company's financial results for the quarter ended November 1, 2003.

The Company filed a report on Form 8-K under items 2 and 7 of Form 8-K, dated December 3, 2003, announcing the Company had entered into a Loan and Security agreement with The CIT Group/Business Credit, Inc.

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

Dated:   August 27, 2004

                                             LOEHMANN'S HOLDINGS INC.

                                             By: /s/ Robert Glass
                                             -----------------------------------
                                             Robert Glass
                                             Chief Operating Officer, Chief
                                             Financial Officer, and Secretary

                                  EXHIBIT INDEX

            EXHIBIT  DESCRIPTION

              2.1 Second Amended Plan of Reorganization of Loehmann's, Inc. filed as Exhibit 2.1 to the Loehmann's, Inc. Quarterly Report on Form 10-Q for the quarter ended July 29, 2000 (Commission File No. 0-28410) and incorporated herein by reference.

              3.1 Amended and Restated Certificate of Incorporation of Loehmann's Holdings Inc. filed as Exhibit 99.T3A to Form-T3 (Commission File No. 022-22475) and incorporated herein by reference.

              3.2 Amended and Restated By-Laws of Loehmann's Holdings Inc. filed as Exhibit 99.T3B to Form T3 (Commission File No. 022-22475) and incorporated herein by reference.

              4.1 Credit Agreement, dated as of November 25, 2003, among Loehmann's Operating Co., as Borrower, the Lenders, and The CIT Group/Business Credit, Inc., as Agent filed as Exhibit
                     4.1 to the Loehmann's Holdings Inc. Form 8-K dated December 3, 2003 (Commission File No. 0-31787) and incorporated herein by reference.

              4.2 Guaranty from Loehmann's Holdings Inc., Loehmann's, Inc., and Loehmann's Real Estate Holdings, Inc. to The CIT Group/Business Credit, Inc., dated as of November 25, 2003 filed as Exhibit 4.2 to the Loehmann's Holdings Inc. Form 8-K dated December 3, 2003 (Commission File No. 0-31787) and incorporated herein by reference.

              4.3 Security Agreement among Loehmann's Holdings Inc., Loehmann's, Inc., and Loehmann's Real Estate Holdings, Inc. and The CIT Group/Business Credit, Inc., dated as of November 25, 2003 filed as Exhibit 4.3 to the Loehmann's Holdings Inc. Form 8-K dated December 3, 2003 (Commission File No. 0-31787) and incorporated herein by reference.

              4.4 Pledge Agreement between Loehmann's Holdings Inc., Loehmann's, Inc. and The CIT Group/Business Credit, Inc., dated as of November 25, 2003 filed as Exhibit 4.4 to the Loehmann's Holdings Inc. Form 8-K dated December 3, 2003 (Commission File No. 0-31787) and incorporated herein by reference.

              10.1 Lease Agreement, dated October 6, 1998, by and between Maurice M. Weill, Trustee for Rutherford Property and Loehmann's, Inc. filed as Exhibit 10.6 to the Loehmann's, Inc. Annual Report on Form 10-K for the year ended January 29, 2000 (Commission File No. 0-28410) and incorporated herein by reference.

              10.2 Employment Agreement between Loehmann's Holdings Inc. and Robert N. Friedman, dated as of January 1, 2001, filed as
                     Exhibit 10.2 to the Loehmann's Holdings Inc. Annual Report on Form 10-K for the year.

                     ended February 3, 2001 (Commission File No. 0-31787) and incorporated herein by reference.+

              10.3   Amendment to the Employment  Agreement  between  Loehmann's
                     Holdings Inc. and Robert N. Friedman, dated as of May 10, 2002, filed as Exhibit 10.3 to the Loehmann's Holdings Inc. Annual Report on Form 10-K for the year ended February 1, 2003 (Commission File No. 0-31787) and incorporated herein by reference.+

              10.4 Amendment to the Employment Agreement between Loehmann's Holdings Inc. and Robert N. Friedman, dated as of February 12, 2004.+*

              10.5 Agreement between Loehmann's Holdings Inc. and Robert N. Friedman, dated as of April 22, 2004, filed as Exhibit 99.3 to the Loehmann's Holdings Inc. Current Report on Form 8-K dated April 26, 2004 (Commission File No. 0-31787) and incorporated herein by reference.+

              10.6 Employment Agreement between Loehmann's Holdings Inc. and Robert Glass, dated as of January 1, 2001, filed as Exhibit
                     10.3 to the Loehmann's Holdings Inc. Annual Report on Form 10-K for the year ended February 3, 2001 (Commission File No. 0-31787) and incorporated herein by reference.+

              10.7 Amendment to the Employment Agreement between Loehmann's Holdings Inc. and Robert Glass, dated as of May 10, 2002, filed as Exhibit 10.5 to the Loehmann's Holdings Inc. Annual Report on Form 10-K for the year ended February 1, 2003 (Commission File No. 0-31787) and incorporated herein by reference.+

              10.8 Amendment to the Employment Agreement between Loehmann's Holdings Inc. and Robert Glass, dated as of February 12, 2004.+*

              10.9 Agreement between Loehmann's Holdings Inc. and Robert Glass, dated as of April 22, 2004, filed as Exhibit 99.4 to the Loehmann's Holdings Inc. Current Report on Form 8-K dated April 26, 2004 (Commission File No. 0-31787) and incorporated herein by reference.+

              10.10 2000 Director Stock Option Plan dated January 10, 2001, filed as Exhibit 10.4 to the Loehmann's Holdings Inc. Annual Report on Form 10-K for the year ended
                     February 3, 2001 (Commission File No. 0-31787) and incorporated herein by reference.+

              10.11 Amended and restated 2001 Stock Option Plan dated September 21, 2001, filed as Exhibit 10.7 to the Loehmann's Holdings Inc. Annual Report on Form 10-K for the year ended February 1, 2003 (Commission File No. 0-31787) and incorporated herein by reference.+

              10.12 2000 Equity Incentive Plan dated September 10, 2000, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Commission File No. 333-85664) and incorporated herein by reference.+

              14     Code of Business Conduct and Ethics.*

              21 List of Subsidiaries, filed as Exhibit 21 to the Loehmann's Holdings Inc. Annual Report on Form 10-K for the year ended February 1, 2003 (Commission File No. 0-31787) and incorporated herein by reference.

              23.1   Consent of Independent Registered Public Accounting Firm.**

              31.1 Certificate of Chief Executive Officer required by Section 15d-14(a) of the Rules and Regulations under the Securities Exchange Act of 1934.**

              31.2 Certificate of Chief Financial Officer required by Section 15d-14(a) of the Rules and Regulations under the Securities Exchange Act of 1934.**

              32.1 Certificate of Chief Executive Officer required by 18 U.S.C. Section 1350.**

              32.2 Certificate of Chief Financial Officer required by 18 U.S.C. Section 1350.**
__________________
*   Filed with original 10-K filing
**  Filed herewith
+ Management contract or compensation plan or arrangement required to be noted as provided in Item 14(a) of the Form 10-K rules.

                          Index to Financial Statements

                            Loehmann's Holdings Inc.

                                    Contents


Report of Independent Registered Public Accounting Firm.............................................F-2

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

Notes to Financial Statements.......................................................................F-7

Schedule II - Valuation and Qualifying Accounts....................................................F-18

             Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
Loehmann's Holdings Inc.

We have audited the accompanying consolidated balance sheets of Loehmann's Holdings Inc. as of January 31, 2004 and February 1, 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2004. Our audits also include the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Loehmann's Holdings Inc. at January 31, 2004 and February 1, 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the accompanying consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.



                                                    /s/ Ernst & Young LLP
                                                    ---------------------
New York, New York
March 15, 2004

                            Loehmann's Holdings Inc.

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

                            Loehmann's Holdings Inc.

                      Consolidated Statements of Operations

                      (In thousands, except per share data)

                                                Fiscal Year  Fiscal Year  Fiscal Year
                                                   Ended        Ended        Ended
                                                January 31,  February 1,  February 2,
                                                   2004         2003        2002
                                                 --------    --------    --------
Net sales                                        $364,588    $348,965    $322,524
Revenue from leased departments                     1,777       1,455       1,574
Cost of sales                                     225,942     214,931     202,923
                                                 --------    --------    --------
Gross margin                                      140,423     135,489     121,175

Selling, general, and administrative expenses     115,967     106,465      99,864
Depreciation and amortization                       9,746       8,881       9,800
Write off of deferred financing fees                  548           -           -
Gain on sale of building                                -       3,924           -
Charge for store closing                                -          45         500
                                                 --------    --------    --------
Operating income                                   14,162      24,022      11,011

Interest expense, net                               1,121       2,621       3,918
                                                 --------    --------    --------

Net income before income taxes                     13,041      21,401       7,093

Provision for income taxes, net                     5,128       8,804           -
                                                 --------    --------    --------
Net income                                       $  7,913    $ 12,597    $  7,093
                                                 ========    ========    ========

Earnings per share:
   Basic                                         $   1.18    $   1.89    $   1.06
                                                 ========    ========    ========
   Diluted                                       $   1.05    $   1.71    $   1.04
                                                 ========    ========    ========

Weighted average common shares and common share equivalents used in earnings per share calculation:

   Basic                                            6,698       6,659       6,664
                                                 ========    ========    ========
   Diluted                                          7,538       7,351       6,806
                                                 ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                            Loehmann's Holdings Inc.

        Consolidated Statements of Changes in Common Stockholders' Equity

                      (In thousands, except share amounts)

                                                                     Common Stock
                                                          ---------------------------   Additional
                                                          Number of                       Paid-in      Retained
                                                            Shares        Amount          Capital      Earnings       Totals
                                                          ------------------------------------------------------------------------

Balances as of February 3, 2001                           6,666,666     $       66    $   49,934    $    2,595    $   52,595
Adjustment to new common shares distributed                  (2,310)             -
Net Income for the fiscal year ended February 2, 2002             -              -             -         7,093         7,093
                                                          ------------------------------------------------------------------------
Balances as of February 2, 2002                           6,664,356     $       66    $   49,934    $    9,688    $   59,688
Adjustment to new common shares distributed                  (5,120)
Net Income for the fiscal year ended February 1, 2003             -              -             -        12,597        12,597
                                                          ------------------------------------------------------------------------
Balances as of February 1, 2003                           6,659,236     $       66    $   49,934    $   22,285    $   72,285
Stock options exercised                                      70,000              1           427             -           428
Net Income for the fiscal year ended January 31, 2004             -              -             -         7,913         7,913
                                                          ========================================================================
Balances as of January 31, 2004                           6,729,236     $       67    $   50,361    $   30,198    $   80,626
                                                          ========================================================================

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

                            Loehmann's Holdings Inc.

                          Notes to Financial Statements

1.   Organization

     Loehmann's Holdings Inc. ("Loehmann's" or the "Company"), a Delaware corporation, was formed pursuant to the Company's emergence from bankruptcy on October 10, 2000. Loehmann's Holdings Inc. is the parent company of Loehmann's, Inc. and owns 100% of its common stock. In addition to the formation of Loehmann's Holdings Inc., two new wholly owned subsidiaries of Loehmann's, Inc. were formed and all of the Company's assets were transferred to these subsidiaries, Loehmann's Operating Co. and Loehmann's Real Estate Holdings, Inc. Loehmann's is a leading upscale off-price specialty retailer of well known designer and brand name women's fashion apparel, men's furnishing, accessories and shoes.

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

                            Loehmann's Holdings Inc.

                          Notes to Financial Statements

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

                            Loehmann's Holdings Inc.

                          Notes to Financial Statements

Net Income Per Share of Common Stock - Basic earnings per share ("EPS") is determined by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is determined by dividing net income by the weighted average number of shares of common stock and stock options outstanding during the period. The Company's common stock was distributed following the Company's emergence from bankruptcy on October 10, 2000.

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

                                                       Fiscal Year     Fiscal Year     Fiscal Year
                                                          2003            2002             2001
                                                        -------         --------         -------
(In millions, except per share data)
Net income - as reported                                $   7.9         $   12.6         $   7.1

Less total stock-based employee compensation expense
under the fair value method, net of tax                     0.7              1.3             0.1
                                                        -------         --------         -------
Net income - pro forma                                  $   7.2         $   11.3         $   7.0
                                                        =======         ========         =======
Net income per share:
Basic - as reported                                     $  1.18         $   1.89         $  1.06
Basic - pro forma                                       $  1.08         $   1.70         $  1.05
Diluted - as reported                                   $  1.05         $   1.71         $  1.04
Diluted - pro forma                                     $  0.96         $   1.54         $  1.03

(See Footnote 8. Stock Option Plans.)

Reclassification - Certain items in Fiscal Years 2002 and 2001 have been reclassified to present them on a basis consistent with later periods.

                            Loehmann's Holdings Inc.

                          Notes to Financial Statements

3.   Chapter 11 Proceedings and Basis of Presentation

     On May 18, 1999 (the "Petition Date") Loehmann's, Inc. filed a petition for relief under chapter 11 of the Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

     On July 28, 2000 Loehmann's, Inc. filed a Second Amended Plan of Reorganization (the "Second POR") with the Bankruptcy Court. The Second POR was subsequently accepted by the required percentages of those creditors entitled to vote on the plan. A plan confirmation hearing was held on September 6, 2000 and the Second POR, as further modified on that date (the "Amended POR"), was confirmed by the Bankruptcy Court. On October 10, 2000, Loehmann's Operating Co. entered into a secured credit facility with Bankers Trust Company (the "Credit Facility"). Concurrently, Loehmann's Holdings Inc. entered into an indenture (the "Senior Notes Indenture") for 11% Senior Notes due 2005 (the "New Senior Notes"). As a result of the consummation of these agreements, all conditions precedent to the effectiveness of the Amended POR were met and the Amended POR become effective on October 10, 2000 (the "Effective Date"), thereby allowing the Company to formally emerge from bankruptcy. From the Petition Date until the Effective Date, Loehmann's, Inc. operated as a debtor-in-possession under the Bankruptcy Code.

     Under the Amended POR, Loehmann's Holdings Inc. was formed and distributed 6,659,236 shares of common stock, par value $0.01 per share (the "New Common Stock"), and $25,000,000 of New Senior Notes to the general unsecured creditors of Loehmann's, Inc. The 6,659,236 shares of New Common Stock reflect the Company's subsequent dividend in the nature of a 2-for-1 stock split. Distributions to the general unsecured creditors of Loehmann's, Inc. were made in New Common Stock or in a combination of New Common Stock and New Senior Notes depending on the elections made by the holders of general unsecured claims. Under the Amended POR, no stockholders and option holders of Loehmann's, Inc. common stock received any distribution.

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

                            Loehmann's Holdings Inc.

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

     Following is a reconciliation of the statutory federal income tax rate and the effective income tax rate application to earnings before income taxes, for the fiscal years ended:

                                                  January       February     February
                                                  31, 2004      1, 2003      2, 2002
                                                   ------        ------       ------
     Statutory tax rate                              35.0%         35.0%        35.0%
     Tax Assets not previously recognized             -             -          (33.2)
     Reversal of post-emergence tax reserve           -             -          (12.7)
     Goodwill                                         -             -            3.9
     State taxes                                      4.5           5.9          3.3
     Other, net                                      (0.2)          0.2          3.7
                                                   ------        ------       ------
          Effective tax rate                         39.3%         41.1%         0.0%
                                                   ======        ======       ======

                            Loehmann's Holdings Inc.

                          Notes to Financial Statements

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

5.   Debt

     The Company's long-term debt consists of:

                                     January         February
                                     31, 2004        1, 2003
                                     --------        -------
(In thousands)
11% Senior Notes, due 2005           $      -        $11,407
                                     --------        -------
Total Debt                           $      -        $11,407
                                     ========        =======


         The 11% Senior Notes due 2005 were issued under the Senior Note Indenture between Loehmann's Holdings Inc. and Bank of New York, the trustee, dated October 10, 2000. In the initial distribution to creditors, $25.0 million of Notes were issued to those general unsecured creditors of Loehmann's, Inc. who elected to receive the 11% Senior Notes as part of their distribution. Interest on the 11% Senior Notes is payable as follows: (1) the first payment of interest was due on April 30, 2001 and paid through the addition of such interest to the accreted value of the 11% Senior Notes on April 30, 2001; (2) thereafter, the Company has the option to pay interest on the 11% Senior Notes on each interest payment date either in cash or through the issuance of additional 11% Senior Notes on the applicable interest payment date; provided that the Company is required to pay interest on the 11% Senior Notes in cash on any particular interest payment date if, as of such interest payment date, the Company would have had, on a pro forma basis, positive free cash flow as defined in the Credit Facility agreement. In November 2003, June 2003, and November 2002, the Company redeemed $5.7 million, $5.7 million, and $15.0 million, respectively, of the 11% Senior Notes.

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

                            Loehmann's Holdings Inc.

                          Notes to Financial Statements

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
                                                                       =================  ===============

7.   Earnings Per Share

The following table sets forth the computation of basic and diluted loss per share, for the fiscal years ended:

(In thousands, except per share data)                                  January       February        February
                                                                       31, 2004       1, 2003        2, 2002
                                                                       -------        -------        -------
Numerator
Net income                                                             $ 7,913        $12,597        $ 7,093
                                                                       -------        -------        -------
Numerator for basic and diluted income per share                       $ 7,913        $12,597        $ 7,093
                                                                       =======        =======        =======
Denominator
Denominator for basic income per share--weighted average shares          6,698          6,659          6,664
Effect of dilutive securities:
    Employee & Director stock options                                      840            692            142
                                                                       -------        -------        -------
Denominator for diluted per share--adjusted weighted average
   shares and assumed conversions                                        7,538          7,351          6,806
                                                                       =======        =======        =======

Income per share:
    Basic                                                              $  1.18        $  1.89        $  1.06
                                                                       =======        =======        =======
    Diluted                                                            $  1.05        $  1.71        $  1.04
                                                                       =======        =======        =======

8.   Stock Option Plans

     All stock options and stock option prices reflect a dividend of one share of common stock for each outstanding share of common stock, which the Company paid in the fiscal year ended February 1, 2003.

                            Loehmann's Holdings Inc.

                          Notes to Financial Statements

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

                            Loehmann's Holdings Inc.

                          Notes to Financial Statements

         The following information pertains to the Company's stock option plans:

            Fiscal year ended                   January 31, 2004            February 1, 2003           February 2, 2002
                                           ---------------------------------------------------------------------------------
                                                          Weighted              Weighted              Weighted
                                                          Average                Average               Average
                                                         Exercise               Exercise              Exercise
                                            Shares        Price     Shares       Price    Shares       Price
                                           ---------------------------------------------------------------------------------
Outstanding options, beginning of year    1,366,500    $    5.55   594,500    $   2.80   525,000    $   7.50
Granted                                     117,400        14.96   822,500        7.39   600,500        2.80
Canceled                                     13,700         5.18    50,500        3.04   531,000        7.45
Exercised                                    70,000         6.13         -           -         -           -
                                          ----------------------------------------------------------------------------------
Outstanding options, end of year          1,400,200    $    6.32 1,366,500    $   5.55   594,500    $   2.80

                                          ==================================================================================

Options exercisable, end of year            583,000    $    5.53   528,000    $   5.14   200,000    $   2.60
                                          ==================================================================================

Options available for future grant          654,800         N/A    758,500         N/A   730,500         N/A
                                          ==================================================================================

     The following table summarizes information about stock options outstanding as of January 31, 2004 (shares in thousands):

                                                            Options Outstanding                 Options Exercisable
                                                      ---------------------------------     -----------------------------
   Range of Exercise Prices             Shares           Weighted           Weighted          Shares          Weighted
                                                          Average           Average                           Average
                                                         Remaining          Exercise                          Exercise
                                                       Contract Life         Price                             Price
--------------------------------     -------------    ----------------    ------------- --- ------------ ----------------
$ 2.50 - $ 4.99                           537,500        4.4 years             $ 2.79           200,000          $ 2.60
$ 5.00 - $ 9.99                           675,500        7.9 years               6.98           330,000            6.13
$10.00 - $14.99                            95,000        6.4 years              12.76            53,000           12.85
$15.00 - $15.47                            92,200        4.3 years              15.46                 -               -
                                     -------------                                          ------------

Total                                   1,400,200        6.2 years            $ 6.32            583,000          $ 5.53
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

                            Loehmann's Holdings Inc.

                          Notes to Financial Statements

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

                            Loehmann's Holdings Inc.

                          Notes to Financial Statements

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

Schedule II

                            LOEHMANN'S HOLDINGS INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

            Column A                  Column B             Column C         Column D       Column E

                                                          Additions
                                                 ----------------------------
                                      Balance at   Charged to  Charged to
                                     Beginning of   Cost and     Other                   Balance at
           Description                  Period       Expense    Accounts   Deductions  End of Period
   Year ended January 31, 2004
   Reserve for Store Closings           $  315      $    0      $    0      $  315      $    0

   Year ended February 1, 2003
   Reserve for Store Closings           $  774      $  285      $    0      $  744      $  315

   Year ended February 2, 2002
   Reserve for Store Closings           $1,159      $  500      $    0      $  885      $  774

=====================================================================================================