Form 10-K/A
period 2004-01-31
LOEHMANNS HOLDINGS INC
filed 2004-09-01
CIK 843081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 3)

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

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                                  INTRODUCTION

This Form 10-K/A amends and restates the registrant's Form 10-K and Amendment No. 1 and Amendment No. 2 on Form 10-K/A for the fiscal year ended January 31, 2004.

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

Dated:   September 1, 2004

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