Form 10-Q
period 2004-07-31
LOEHMANNS HOLDINGS INC
filed 2004-09-09
CIK 843081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended July 31, 2004.

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

                          Yes                     No  X
                               ---                   ---
         Indicate by check mark whether the registrant has filed all documents and reports required to be filed under Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                          Yes   X                 No
                               ---                   ---

Below are indicated the number of shares outstanding of each of the registrant's classes of common stock.

                Class                           Outstanding at September 9, 2004
                ------                          --------------------------------
Common Stock, $.01 par value per share                   6,729,236

                            Loehmann's Holdings Inc.

                                    Contents

Part I--Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets--July 31, 2004, January 31, 2004 (Audited) and
   August 2, 2003....................................................................................    2

Consolidated Statements of Operations--Quarters and six months ended
   July 31, 2004 and August 2, 2003..................................................................    3

Consolidated Statements of Cash Flows--Six months ended July 31, 2004
   and August 2, 2003................................................................................    4

Notes to Consolidated Financial Statements...........................................................    5

Item 2. Management's Discussion and Analysis of Results of Operations
   and Financial Condition...........................................................................    7

Item 3. Quantitative and Qualitative Disclosures About Market Risk...................................   12

Item 4. Controls and Procedures......................................................................   12

Part II--Other Information

Item 1. Legal Proceedings............................................................................   12

Item 6. Exhibits.....................................................................................   13

Signature............................................................................................   14

Part 1.  Financial Information

Item 1.  Financial Statements

                            Loehmann's Holdings Inc.
                           Consolidated Balance Sheets
                                 (In thousands)


                                                                                     July 31,  January 31,   August 2,
                                                                                      2004        2004        2003
                                                                                    --------    --------    --------
                                                                                   (Unaudited) (Audited)   (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                        $  8,869    $  8,046    $  1,081
   Accounts receivable and other assets                                                8,016       7,392       7,484
   Merchandise inventory                                                              68,767      59,177      58,611
                                                                                    --------    --------    --------
   Total current assets                                                               85,652      74,615      67,176

Property, equipment and leaseholds, net                                               43,834      43,893      44,681
Deferred financing fees and other assets, net                                          1,495       1,305       1,445
Deferred tax asset                                                                     8,252       8,252       2,968
   Reorganization value in excess of identifiable assets, net                         11,322      11,243      15,988
                                                                                    --------    --------    --------
   Total assets                                                                     $150,555    $139,308    $132,258
                                                                                    ========    ========    ========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                                 $ 30,989    $ 28,330    $ 23,088
   Revolving credit facility                                                               -           -       4,057
   Accrued expenses                                                                   19,060      19,041      17,635
   Income taxes payable                                                                2,729           -         162
                                                                                    --------    --------    --------
   Total current liabilities                                                          52,778      47,371      44,942

11% senior notes due December 2005                                                         -           -       5,703

Deferred tax liability                                                                 3,441       3,441           -

Other noncurrent liabilities                                                           8,958       7,870       6,840


Stockholders' equity:
   Common stock, $0.01 par value, 20,000,000 shares authorized; 6,729,236 shares issued and outstanding at July 31, 2004, January 31, 2004 and
     August 2, 2003                                                                       67          67          67
   Additional paid-in capital                                                         50,361      50,361      50,362
   Retained earnings                                                                  34,950      30,198      24,344
                                                                                    --------    --------    --------
   Total stockholders' equity                                                         85,378      80,626      74,773
                                                                                    --------    --------    --------
   Total liabilities and stockholders' equity                                       $150,555    $139,308    $132,258
                                                                                    ========    ========    ========


   The accompanying notes are an integral part of these financial statements.

                            Loehmann's Holdings Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)


                                                          Quarter Ended                   Six Months Ended
                                                     -------------------------         ------------------------
                                                     July 31,         August 2         July 31,        August 2,
                                                       2004             2003             2004            2003
                                                     --------         --------         --------        --------
Net sales                                            $ 83,189         $ 79,279         $190,208        $169,707
Other revenue                                             557              423              910             752
Cost of sales                                          51,232           51,416          114,291         105,417
                                                     --------         --------         --------        --------
Gross profit                                           32,514           28,286           76,827          65,042
Selling, general, and administrative expenses          29,121           26,745           62,116          55,991
Merger related costs                                    1,648                -            1,648               -
Depreciation and amortization                           2,633            2,439            5,068           4,784
                                                     --------         --------         --------        --------
Operating (loss) income                                  (888)            (898)           7,995           4,267

Interest expense, net                                      11              319               48             777
                                                     --------         --------         --------        --------
(Loss) income before income taxes                        (899)          (1,217)           7,947           3,490

(Benefit) provision for income taxes, net                (361)            (524)           3,195           1,431
                                                     --------         --------         --------        --------
Net (loss) income                                    $   (538)        $   (693)        $  4,752        $  2,059
                                                     ========         ========         ========        ========

(Loss) earnings per share:
Basic
(Loss) earnings per share                            $  (0.08)        $  (0.10)        $   0.71        $   0.31
                                                     ========         ========         ========        ========
Weighted average shares outstanding                     6,729            6,673            6,729           6,666
                                                     ========         ========         ========        ========

Diluted
(Loss) earnings per share                            $  (0.08)        $  (0.10)        $   0.62        $   0.28
                                                     ========         ========         ========        ========
Weighted average shares outstanding                     6,729            6,673            7,712           7,460
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

                            Loehmann's Holdings Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                       Six Months Ended
                                                                                    -----------------------
                                                                                     July 31,       August 2,
                                                                                       2004           2003
                                                                                     --------       --------
Cash flows provided by (used in) operating activities:
Net income                                                                           $  4,752       $  2,059
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                     4,899          4,784
      Adjustments to reorganization value                                                 (79)             -
      Loss on disposal of assets                                                          169            187
      Changes in current assets and liabilities:
         Accounts receivable and other assets                                            (624)        (1,686)
         Merchandise inventory                                                         (9,590)        (7,105)
         Accounts payable                                                               2,659           (515)
         Accrued expenses                                                                  19         (1,673)
         Income taxes payable                                                           2,729         (1,189)
                                                                                     --------       --------
      Net changes in current assets and liabilities                                    (4,807)       (12,168)
      Net change in other noncurrent assets and liabilities                               793            642
                                                                                     --------       --------
Total adjustments, net                                                                    975         (6,555)
                                                                                     --------       --------
Net cash provided by (used in) operating activities                                     5,727         (4,496)
                                                                                     --------       --------

Cash flows from investing activities:
Capital expenditures                                                                   (4,358)        (4,422)
                                                                                     --------       --------
Net cash used in investing activities                                                  (4,358)        (4,422)
                                                                                     --------       --------

Cash flows from financing activities:
Borrowings under the credit facility, net                                                   -          4,057
Net issuance of common stock                                                                -            429
Repayment of 11% senior notes                                                               -         (5,704)
Other financing activities, net                                                          (546)             -
                                                                                     --------       --------
Net cash provided by (used in) financing activities                                      (546)        (1,218)
                                                                                     --------       --------

Net increase (decrease) in cash and cash equivalents                                      823        (10,136)
Cash and cash equivalents at beginning of period                                        8,046         11,217
                                                                                     --------       --------
Cash and cash equivalents at end of period                                           $  8,869       $  1,081
                                                                                     ========       ========

Supplemental disclosure of cash flow information:
Cash interest paid during period                                                     $     47       $    997
                                                                                     ========       ========
Cash taxes paid during period                                                        $    538       $  3,354
                                                                                     ========       ========

   The accompanying notes are an integral part of these financial statements.

                            Loehmann's Holdings Inc.
                          Notes to Financial Statements


         Loehmann's Holdings Inc. ("Holdings" and collectively with its subsidiaries, "Loehmann's" or the "Company"), a Delaware corporation incorporated in 2000, is the parent company of Loehmann's, Inc. Loehmann's, founded in 1921 as the "Original Designer Outlet," is a leading national specialty retailer of well known designer and brand name women's fashion apparel, men's furnishings, accessories, and shoes offered at prices that are typically 30% to 65% below department store prices. The Company has a strong brand name, loyal customer base and long-standing relationships with leading designers and vendors of quality merchandise. The Company's target customers are relatively affluent women between the ages of 30 and 55 with household incomes greater than $100,000, who are attracted to designer and other name brand merchandise offered at exceptional values. As of July 31, 2004, the Company operated 48 stores in major metropolitan markets located in 17 states and the District of Columbia.

1.       Basis of Presentation

         The balance sheet at July 31, 2004 and the statements of operations and cash flows for the six months ended July 31, 2004 include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation.

         The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosure normally included in financial statements required by generally accepted accounting principles have been omitted. Operating results for the quarter ended July 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2005. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes for the fiscal year ended January 31, 2004 included in the Company's Annual Report on Form 10-K for such year.

2.       Proposed Merger

         On April 22, 2004, the Company, Designer Apparel Holding Company, a Delaware corporation ("Parent"), and DAH Merger Corporation, a Delaware corporation and wholly-owned subsidiary of Parent ("Sub"), entered into an Agreement and Plan of Merger, dated as of April 22, 2004 (the "Merger Agreement").

         Pursuant to the Merger Agreement, following the satisfaction of certain conditions, including the approval of the Merger (as defined below) by stockholders of the Company representing a majority of the outstanding shares of common stock, par value $.01 per share, of the Company (collectively, the "Shares") entitled to vote, Sub will be merged with and into the Company with the Company being the surviving corporation (the "Merger"). In the Merger the stockholders of the Company will be entitled to receive, for each outstanding Share, $23.00 per Share without interest thereon. After consummation of the Merger, the Shares will no longer be traded on The NASDAQ National Market or any other securities exchange and the Company will become a privately-held company.

         On April 22, 2004, Parent entered into a Voting Agreement with Alpine Associates, A Limited Partnership, Alpine Partners, L.P., Alpine Associates Offshore Fund Ltd. and Palisades Partners, L.P. (collectively "Alpine"), collectively the beneficial owners of approximately 32.7% of the outstanding Shares, pursuant to which Alpine has agreed to vote its Shares in favor of the Merger.

         On April 22, 2004, the Company entered into new Employment Agreements with each of Robert N. Friedman and Robert Glass which will be effective upon consummation of the Merger. On April 22, 2004, the Company entered into Agreements as to Surrender and Cancellation of Options with each of Robert N. Friedman and Robert Glass which will be effective upon consummation of the Merger.

         On April 27, 2004, a complaint was filed by Davidco Investments in the Court of Chancery of the State of Delaware in and for New Castle County against the Company and its directors. The complaint purports to be brought as a class action on behalf of the Company's stockholders. The complaint alleges, among other things, that the members of the board of directors of the Company breached their fiduciary duties to the Company's stockholders by approving the terms of the proposed sale of the Company for $23.00 per share. The complaint seeks, among other things, injunctive relief (including enjoining the proposed sale or rescission if the proposed sale is consummated) and compensatory and/or rescissory damages. On April 29, 2004, a complaint was filed by Bernard Shatz in the Court of Chancery of the State of Delaware in and for New Castle County. The second complaint is substantially similar to the first complaint but also names Crescent Capital Investments, Inc. ("Crescent") as a defendant.

         On June 10, 2004, plaintiffs in both cases filed a Proposed Order of Consolidation in the Delaware Court of Chancery. The Proposed Order of Consolidation was entered on July 29, 2004. The Order of Consolidation provides that (1) both actions shall be consolidated for all purposes; (2) plaintiffs will cause a consolidated amended complaint to be filed as soon as practicable; and (3) defendants need not respond to the complaints or discovery previously filed in the constituent actions. The defendants have not yet filed answers to the consolidated complaint. The Company, its directors and Crescent intend to vigorously defend the allegations set forth in the consolidated complaint.

         There will be a special meeting (the "Special Meeting") of the Company's stockholders on Wednesday, October 13, 2004, at 10:00 a.m. Eastern Standard Time, at Loehmann's headquarters, 2500 Halsey Street, Bronx, New York. At the Special Meeting the Company's stockholders as of the record date of August 26, 2004 will vote on the Merger Agreement.

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

                                                         Quarter Ended         Six Months Ended
                                                     ---------------------   --------------------
                                                      July 31,    August 2,   July 31,   August 2,
                                                        2004        2003        2004       2003
                                                     ---------   ---------   ---------  ---------
(In millions, except per share data)
Net (loss) income - as reported                      $  (0.5)    $  (0.7)    $   4.8    $   2.1
Less total stock-based employee compensation
expense under the fair value method, net of tax          0.2         0.3         0.3        0.4
                                                     ---------   ---------   ---------  ---------
Net (loss) income - pro forma                        $  (0.7)    $  (1.0)    $   4.5    $   1.7
                                                     =========   =========   =========  =========
Net (loss) income per share:
Basic - as reported                                  $  (0.08)   $  (0.10)   $   0.71   $   0.31
Basic - pro forma                                       (0.10)      (0.15)       0.66       0.26
Diluted - as reported                                   (0.08)      (0.10)       0.62       0.28
Diluted - pro forma                                     (0.10)      (0.15)       0.58       0.23


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

         The Company opened two new stores in 2004: Northbrook, IL and Pasadena, CA. In July 2004, the Company closed its store in Dallas, TX. The Company will continue to follow a conservative strategy by opening 3-5 new stores per year in existing markets.

         Comparable store sales increased for the quarter by 2.1% and increased 7.6% for the six months ended July 31, 2004. Net income per diluted share for the six months ended July 31, 2004 was $0.62, up from $0.28 in the prior year period.

         Loehmann's generated cash from operations of $5.7 million and used $4.4 million for capital expenditures.

         The discussion and analysis below further explains the Company's results of operations for the quarter and six months ended July 31, 2004.

                                                        Quarter Ended           Six Months Ended
                                                  -----------------------   ----------------------
                                                   July 31,     August 2,    July 31,    August 2,
                                                     2004         2003         2004        2003
                                                  ----------   ----------   ----------  ----------
                                                  % of Sales   % of Sales   % of Sales  % of Sales
                                                  ----------   ----------   ----------  ----------
Net sales                                           100.0%       100.0%       100.0%      100.0%
Other revenue                                         0.7%         0.6%         0.5%        0.4%
Cost of sales                                        61.6%        64.9%        60.1%       62.1%
                                                  ----------   ----------   ----------  ----------
Gross profit                                         39.1%        35.7%        40.4%       38.3%

Selling, general and administrative expenses         35.0%        33.7%        32.7%       33.0%
Merger related costs                                  2.0%         -            0.8%        -
Depreciation and amortization                         3.2%         3.1%         2.7%        2.8%
                                                  ----------   ----------   ----------  ----------
Operating (loss) income
                                                     (1.1)%       (1.1)%        4.2%        2.5%

Interest expense, net
                                                      0.0%         0.4%         0.0%        0.4%
                                                  ----------   ----------   ----------  ----------

(Loss) income before income taxes                    (1.1)%       (1.5)%        4.2%        2.1%

(Benefit) provision for income taxes, net            (0.5)%       (0.6)%        1.7%        0.9%
                                                  ----------   ----------   ----------  ----------
Net (loss) income                                    (0.6)%       (0.9)%        2.5%        1.2%
                                                  ==========   ==========   ==========  ==========

Results of Operations - Comparison of the Quarters Ended July 31, 2004 and August 2, 2003

         Net sales for the quarter ended July 31, 2004 were $83.2 million as compared to $79.3 million for the comparable period in the prior year. The increase of $3.9 million is primarily attributable to (i) the comparable store sales increase of $1.5 million and (ii) a net increase of $2.4 million in sales related to six new stores.

         Comparable store sales increased by 2.1% compared to the same period in fiscal 2003. The increase in comparable store sales in the second quarter was primarily attributable to increased sales volume in shoes. Included in the comparable store base are expanded stores in San Francisco, CA and East Brunswick, NJ.

         Gross profit for the quarter ended July 31, 2004 was $32.5 million as compared to $28.3 million for the same period in the prior year. Gross profit percentage increased to 39.1% from 35.7% in the prior year period. The increase in gross profit percentage is attributable to greater full price sell through and lower markdowns as a percent of net sales.

         Selling, general and administrative ("SG&A") expenses as a percentage of net sales for the quarter increased to 35.0% of net sales as compared to 33.7% of net sales in the prior period. SG&A expenses for the quarter ended July 31, 2004 increased by $2.4 million to $29.1 million from $26.7 million in the prior period. The increase of $2.4 million was primarily due to (i) a net increase of $0.8 million of expenses related to the six new stores opened within the past twelve months and (ii) an increase of $0.5 million in occupancy expenses primarily due to the two expanded stores mentioned previously.

         Depreciation and amortization expense for the quarter ended July 31, 2004 was $2.6 million as compared to $2.4 million for the same period in the prior year. The increase in depreciation expense is due primarily to the accelerated depreciation resulting from the closing of the Company's store in Dallas, TX.

         There was net interest expense of $11,000 for the quarter ended July 31, 2004 as compared to $319,000 for the same period in the prior year. The reduction in interest expense is due to (i) a reduction of $224,000 in interest expense due to the redemption in November 2003 of the remaining 11% senior notes due

December 2005 and (ii) reduced interest charges under the Company's Credit Facility due to the Company's favorable cash position.

         Merger related expense for the quarter ended July 31, 2004 was $1.6 million. The $1.6 million in expense consists of professional and legal fees incurred by the Company associated with the proposed Merger.

         As a result of the items explained above, net loss was $(0.5) million, or (0.6)% of net sales, for the quarter ended July 31, 2004 as compared to a net loss of $(0.7) million, or (0.9)% of net sales, for the quarter ended August 2, 2003.

Results of Operations - Comparison of the Six Months Ended July 31, 2004 and August 2, 2003

         Net sales for the six-month period ended July 31, 2004 were $190.2 million as compared to $169.7 million for the comparable period in the prior year. The increase of $20.5 million was primarily attributable to (i) an increase in comparable store sales of $12.2 million and (ii) an increase of $8.4 million in sales related to six new stores.

         Comparable store sales increased by 7.6 % for the six-month period ended July 31, 2004 compared to the same period in fiscal 2003. The increase in comparable store sales in the six-month period was largely attributable to increased sales volume in better sportswear and shoes.

         Gross profit for the six-month period ended July 31, 2004 was $76.8 million as compared to $65.0 million for the same period in the prior year. Gross profit percentage increased to 40.4% from 38.3% in the prior year period. The increase in gross profit percentage is attributed to (i) more full price sell through resulting in lower markdowns as a percent of net sales and (ii) the initial markup of merchandise resulting from a favorable change in the merchandise mix.

         SG&A expenses, as a percent to sales decreased to 32.7% from 33.0% in the prior six month period. SG&A expenses for the six months ended July 31, 2004, increased to $62.2 million from $56.0 million in the prior period. The increase of $6.2 million was primarily due to (i) an increase of $2.4 million of expenses related to the six new stores opened within the past twelve months,
(ii) an increase of $1.3 million in variable sales related expenses resulting from the $12.2 million increase in comparable store sales for the period and
(iii) an increase of $1.2 million in occupancy expenses incurred at stores open for at least a year, primarily related to the two expanded stores previously mentioned. Included in new store expenses were $0.2 million of pre-opening expenses.

         Depreciation and amortization expense for the six-month period ended July 31, 2004 was $5.1 million as compared to $4.8 million for the same period in the prior year. The increase in depreciation expense is due primarily to the accelerated depreciation resulting from the closing of the Company's store in Dallas, TX.

         Net interest expense for the six-month period ended July 31, 2004 was $48,000 as compared to $777,000 for the same period in the prior year. The reduction in interest expense is due to (i) a reduction of $540,000 in interest expense due to the redemption in November 2003 of the remaining 11% senior notes due December 2005 and (ii) reduced interest charges under the Company's Credit Facility due to the Company's favorable cash position.

         Merger related expense for the six months ended July 31, 2004 was $1.6 million. The $1.6 million in expense consists of professional and legal fees incurred by the Company associated with the proposed Merger.

         As a result of the items explained above, net income was $4.8 million, or 2.5% of sales, for the six months ended July 31, 2004 as compared to net income of $2.1 million, or 1.2% of sales, for the six months ended August 2, 2003.

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

         As of July 31, 2004, the Company had no borrowings and documentary letters of credit of $7.8 million outstanding with $42.2 million of unused availability under the Credit Facility.

         Net cash provided by operations for the six months ended July 31, 2004 was $5.7 million compared to $4.5 million used in operations in the prior year. Net cash provided by operations benefited from the increase in net income of $2.7 million over the prior period and the increase in income taxes payable of $3.9 million over the prior period resulting from decreased estimated tax payments related to the Company initiatives to accelerate depreciation expense taken for tax purposes.

         Inventory at the end of the second quarter increased by $10.2 million compared to the same period in the prior year primarily due to (i) an increase in inventory related to an earlier transition to the fall selling season than the prior year period , (ii) an increase in pack-away inventory and (iii) an increase in inventory related to new stores not open in the prior period.

         Accounts receivable and other current assets for the six months ended July 31, 2004 were $8.0 million compared to $7.4 million at January 31, 2004. The increase was due primarily to an increase in prepaid advertising expenses for upcoming fall season events.

         Accounts payable increased $2.7 million in the first six months of fiscal year 2004. The increase in accounts payable was primarily the result of an increase in favorable payment terms with the Company's vendors as compared to the same period in the prior year.

         Capital expenditures for the six months were $4.4 million. The opening of a shoe store in White Plains, NY, new stores in Northbrook, IL and Pasadena, CA, the purchase of new POS register equipment and additional storage capacity at our distribution center accounted for $3.7 million of the $4.4 million.

         Income taxes payable for the six months ended July 31, 2004 were $2.7 million compared to no amount payable at January 31, 2004. The increase is primarily due to an increase in the provision for income taxes to $3.2 million as a result of the increase in the earnings of the Company, less $0.5 million of cash taxes paid during the period for estimated prior year and estimated state and federal taxes.

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

Critical Accounting Policies

         Inventory

         Merchandise inventory is valued at the lower of cost or market as determined by the retail inventory method, which the Company believes approximates fair value. However, certain warehoused inventory, referred to as pack-away inventory, that is not immediately available for sale is valued on a specific cost basis. The merchandise inventory valued on a specific cost basis at July 31, 2004 and August 2, 2003 was $24.0 million and $20.6 million, respectively.

         The Company takes permanent markdowns to reduce prices as goods age. The resulting gross profit reduction is recognized in the period the markdown is recorded.

         Shrinkage is estimated as a percentage of sales for the period from the last inventory date to the end of each reporting period. Such estimates are based on experience and recent physical inventory results. Physical inventories are taken twice annually and inventory records are adjusted accordingly.

         Revenue Recognition and Other Revenue

         The Company recognizes revenue when goods are sold, at retail, to customers in its stores. Sales from fragrances, a leased department, and internet sales through a partnership with Smart Bargains, a leading internet provider of off-price merchandise, are not reflected in the net sales reported on the Company's statements of operations. The gross profit from both fragrance and internet sales are shown as other revenue on the Company's statements of operations.

Proposed Merger

         On April 22, 2004, the Company, Parent and Sub entered into the Merger Agreement.

         Pursuant to the Merger Agreement, following the satisfaction of certain conditions, including the approval of the Merger by stockholders of the Company representing a majority of the Shares entitled to vote, Sub will be merged with and into the Company with the Company being the surviving corporation. In the Merger the stockholders of the Company will be entitled to receive, for each outstanding Share,

$23.00 per Share without interest thereon. After consummation of the Merger, the Shares will no longer be traded on The NASDAQ National Market or any other securities exchange and the Company will become a privately-held company.

         On April 22, 2004, Parent entered into a Voting Agreement with Alpine, the beneficial owner of approximately 32.7% of the outstanding Shares, pursuant to which Alpine has agreed to vote its Shares in favor of the Merger.

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

Part II.  Other Information

Item 1.  Legal Proceedings

         The Company filed a report on Form 8-K under items 5 and 7 of Form 8-K, dated April 28, 2004, reporting that on April 27, 2004, a complaint was filed by Davidco Investments in the Court of Chancery of the State of Delaware in and for New Castle County against the Company and its directors. The complaint purports to be brought as a class action on behalf of the Company's stockholders. The complaint alleges, among other things, that the members of the board of directors of the Company breached their fiduciary duties to the Company's stockholders by approving the terms of the proposed sale of the Company for $23.00 per share. The complaint seeks, among other things, injunctive relief (including enjoining the proposed sale or rescission if the proposed sale is consummated) and compensatory and/or rescissory damages. On April 29, 2004, a complaint was filed by Bernard Shatz in the Court of Chancery of the State of Delaware in and for New Castle County. The second complaint is substantially similar to the first complaint but also names Crescent as a defendant.

         On June 10, 2004, plaintiffs in both cases filed a Proposed Order of Consolidation in the Delaware Court of Chancery. The Proposed Order of Consolidation was entered on July 29, 2004. The Order of Consolidation provides that (1) both actions shall be consolidated for all purposes; (2) plaintiffs will cause a consolidated amended complaint to be filed as soon as practicable; and (3) defendants need not respond to the complaints or discovery previously filed in the constituent actions. The defendants have not yet filed answers to the consolidated complaint. The Company, its directors and Crescent intend to vigorously defend the allegations set forth in the consolidated complaint.

Item 6.  Exhibits

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



Dated: September 9, 2004


                      Loehmann's Holdings Inc.


                      By  /s/ Robert Glass
                          -----------------------------------------------------
                          Robert Glass
                          Chief Operating Officer, Chief Financial Officer and Secretary